Form 10-Q
period 2013-03-28
TOA Holdings, Inc.
filed 2013-05-10
CIK 1558085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2013

OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54822

TOA Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0992328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O Toa Shoko, 1-1-36, Nishiawaji, Higashiyodogawa- ku Osaka 533-0031, Japan	533-0031
(Address of principal executive offices)	(Zip Code)

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2013: 71,600,000 shares of common stock and 1,000,000 shares of preferred stock.

TABLE OF CONTENTS

TOA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	3
Balance Sheets at September 30, 2012 and March 28, 2013 (unaudited)		3
Statements of Operations for the Three Months ended March 28, 2013, Six Months ended March 28, 2013, and for the period from September 11, 2012 (Date of Inception) through March 28, 2013 (unaudited)		4
Statement of Changes in Stockholders’ Equity (Deficit) for the Period from September 11, 2012 (Date of Inception) through September 30, 2012 (audited) and October 1, 2012 through March 28, 2013 (unaudited)		5
Statements of Cash Flows for the Three Months ended March 28, 2013, Six Months ended March 28, 2013, and for the Period from September 11, 2012 (Date of Inception) through March 28, 2013 (unaudited)		6
Notes to Unaudited Financial Statements		7-9

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	10
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11
ITEM 4	CONTROLS AND PROCEDURES.	11

PART II-OTHER INFORMATION
ITEM 1	LEGAL PROCEEDING	11
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4	REMOVED AND RESERVED	12
ITEM 5	OTHER INFORMATION	12
ITEM 6	EXHIBITS	12

SIGNATURES		12

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TOA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(UNAUDITED)

	As of	As of
	March 28, 2013	September 30, 2012
	(unaudited)	(audited)
ASSETS
Current Assets
Prepaid expenses	$-	$2,500

TOTAL CURRENT ASSETS	$-	$2,500

TOTAL ASSETS	$-	$2,500

LIABILITIES AND SHAREHOLDER EQUITY
Current Liabilities
Account payables-Related Party	$400	$2,648

TOTAL CURRENT LIABILITIES	$400	$2,648

TOTAL LIABILITIES	$400	$2,648

Stockholders’ Equity (Deficit)

Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	$0	$0
Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 28, 2013 and September 30, 2012)	$2,000	$2,000
Deficit accumulated during the development stage	$(2,400)	$(2,148)

TOTAL SHAREHOLDER EQUITY	$(400)	$(148)

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$-	$2,500

See Accompanying Notes to Unaudited Financial Statements

TOA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

			Period from
			September 11, 2012
	Three months	Six months	(Date of Inception)
	Ended	Ended	through
	March 28, 2013	March 28, 2013	March 28, 2013

Revenues	$-	$-	$-
Cost of revenues	-	-	-

Gross profit	-	-	-

General and Administrative Expenses
Organization and related expenses	$-	$2,500	$4,648
Other expenses	400	400	400

Total Expenses	$400	$2,900	5,048

OTHER INCOME
Gains from write-off of account payables	$-	$2,648	$2,648
Total other income	-	2,648	2,648

NET INCOME (LOSS) BEFORE TAXES	$(400)	$(252)	$(2,400)

Income Tax Expenses	$-	$-	$-

NET INCOME (LOSS)	$(400)	$(252)	$(2,400)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,000,000	10,000,000	10,000,000

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to Unaudited Financial Statements

TOA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

			ADDITIONAL
	COMMON STOCK		PAID IN	EARNINGS
	NUMBER	AMOUNT	CAPITAL	(DEFICIT)	TOTALS

September 11, 2012 (Inception) - Shares issued for services rendered	20,000,000	$2,000	$-	$-	$2,000
Net loss for the period from September 11, 2012 through September 30, 2012	-	-	-	(2,148)	(2,148)

Balance – September 30, 2012 (audited)	20,000,000	$2,000	$-	$(2,148)	$(148)
Net loss for the period from October 1, 2012 through March 28, 2013	-	-	-	(252)	(252)

Balance – March 28, 2013	20,000,000	2,000	-	(2,400)	(400)

See Accompanying Notes to Unaudited Financial Statements

TOA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(UNAUDITED)

			Period from
			September 11, 2012
	Three months	Six months	(Date of Inception)
	Ended	Ended	through
	March 28, 2013	March 28, 2013	March 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(400)	$(252)	$(2,400)
Stock issued for services rendered	-	-	2,000
Prepaid expenses	2,500	2,500	-
Account payables	(2,248)	(2,248)	400

Net cash provided by (used in) operating activities	$(148)	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	$-	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	$-	$-	$-

Net Change in Cash and Cash equivalents	$-	$-	$-
Cash and cash equivalents - beginning of period	-	-	-
Cash and cash equivalents - end of period	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued to founder for services rendered	$-	$-	2,000

SUPPLEMENTAL INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-

See Accompanying Notes to Unaudited Financial Statements

TOA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 28, 2013

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

TOA Holdings Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on September 11, 2012, with an objective to acquire, or merge with, an operating business. As of March 28, 2013, the Company had not yet commenced any operations.

Note 2 - Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from September 11, 2012 (Inception) through the end of its fiscal year September 30, 2012 and notes thereto contained in the Company's interim period report ending March 28, 2013.

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

The carrying amounts of the Company's financial assets and liabilities, such as accrued expenses approximate its fair values because of the short maturity of this instrument. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 28, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from September 11, 2012 (inception) through end of fiscal year September 30, 2012 and interim period from October 1, 2012 through March 28, 2013.

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

Net loss per common share.

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 28, 2013.

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

NOTE 4—STOCKHOLDER’S EQUITY

On September 27, 2012, the Board of Directors issued 20,000,000 shares of common stock to the founding shareholder in exchange for incorporation fees of $98, annual resident agent fees in the State of Delaware for $50, and developing the Company’s business concept and plan valued at $2,000 to a total amount of $2,148. The capitalization of the Company consists of the following classes of capital stock as of September 30, 2012 and March 28, 2013:

*	Common stock, $0.0001 par value: 500,000,000 shares authorized; 20,000,000 shares issued and outstanding
*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 5—RELATED-PARTY TRANSACTIONS

At March 28, 2013 the company had a related-party payable in the amount of $400 to its sole officer and shareholder.

We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize income, we will not seek office space. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

NOTE 6—FINANCIAL INSTRUMENTS AND RISK CONCENTRATION

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

Risk concentration

Financial instruments that could subject us to concentrations of credit risk are primarily cash, cash equivalents, short-term investments and accounts receivable. At March 28, 2013 we had no risk concentration.

NOTE 7—SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there are reportable subsequent events to be disclosed as follows.

On April 1, 2013, the Company acquired 1,000,000 shares of common stock representing 100% shares of TOA Shoko Japan Co., Ltd, a Japan Corporation, from Mr. Hajime Abe in consideration of $10,000. As a result, TOA SHOKO JAPAN CO., LTD. became the wholly owned subsidiary of the TOA Holdings, Inc. “The Company”.

On April 22, 2013, the Company issued 1,000,000 shares of restricted Series A preferred stock valued at $100 to Hajime Abe as director’s compensation.

On April 22, 2013, the Company issued 20,000,000 shares of restricted common stock valued at $2,000 to Hajime Abe as director’s compensation.

On April 23, 2013 Hajime Abe sold 31,600,000 shares of restricted common stock to 328 shareholders.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended March 28, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 18, 2013 Jeffrey DeNunzio sold 20,000,0000 shares of common stock to Hajime Abe.

On April 1, 2013, the Company acquired 1,000,000 shares of common stock representing 100% shares of TOA Shoko Japan Co., Ltd, a Japan Corporation, from Mr. Hajime Abe in consideration of $10,000. As a result, TOA SHOKO JAPAN CO., LTD. became the wholly owned subsidiary of the TOA Holdings, Inc. “The Company”.

On April 22, 2013, the Company issued 1,000,000 shares of restricted Series A preferred stock valued at $100 to Hajime Abe as director’s compensation.

On April 22, 2013, the Company issued 20,000,000 shares of restricted common stock valued at $2,000 to Hajime Abe as director’s compensation.

On April 23, 2013 Hajime Abe sold 31,600,000 shares of restricted common stock to 328 shareholders.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 9, 2012. (1)
3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended March 28, 2013. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on October 9, 2012, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TOA Holdings Inc.

(Registrant)

By: /s/ Hajime Abe

Hajime Abe, President, Secretary and

Principal Financial Officer

Dated: May 10, 2013