Form 10-Q
period 2013-06-30
TOA Holdings, Inc.
filed 2013-08-12
CIK 1558085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54822

TOA Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0992328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O Toa Shoko, 1-1-36, Nishiawaji, Higashiyodogawa-ku Osaka 533-0031, Japan	533-0031
(Address of principal executive offices)	(Zip Code)

C/O Toa Shoko, 1-1-9-716, Nishiawaji, Higashiyodogawa-ku Osaka 533-0031, Japan

(Former Address of principal executive offices)

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of equity, as of August 12, 2013: 40,000,000 shares of common stock and 1,000,000 shares of preferred stock.

TABLE OF CONTENTS

TOA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	3
Condensed Balance Sheets at September 30, 2012 and June 30, 2013 (unaudited)		3
Condensed Statements of Operations for the Three and Nine Months ended June 30, 2013, and 2012 for the period from September 11, 2012 (Date of Inception) through June 30, 2013 (unaudited)		4
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Period from September 11, 2012 (Date of Inception) through June 30, 2013 (unaudited)		5
Condensed Statements of Cash Flows for the Nine Months ended June 30, 2013, and 2012 and for the Period from September 11, 2012 (Date of Inception) through June 30, 2013 (unaudited)		6
Notes to Condensed Unaudited Financial Statements		7-9

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
ITEM 4	CONTROLS AND PROCEDURES.	10

PART II-OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	11
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4	MINE SAFETY DISCLOSURES	11
ITEM 5	OTHER INFORMATION	11
ITEM 6	EXHIBITS	12

SIGNATURES		12

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TOA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	As of	As of
	June 30, 2013	September 30, 2012
	(unaudited)	(audited)
ASSETS
Current Assets
Prepaid expenses	$-	$2,500

TOTAL CURRENT ASSETS	$-	$2,500

TOTAL ASSETS	$-	$2,500

LIABILITIES AND SHAREHOLDER DEFICIT
Current Liabilities
Accounts payable-Related party	$4,534	$2,648

TOTAL CURRENT LIABILITIES	$4,534	$2,648

TOTAL LIABILITIES	$4,534	$2,648

Stockholders’ Equity (Deficit)
Common stock ($.0001 par value, 500,000,000 shares authorized,
40,000,000 shares and 20,000,000 shares issued and outstanding
as of June 30, 2013 and September 30, 2012)	$4,000	$2,000
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
1,000,000 shares and none issued and outstanding
as of June 30, 2013 and September 30, 2012)	$100	$-
Additional paid-in capital	$27,900	$-
Foreign currency translation adjustment	$340
Deficit accumulated during the development stage	$(36,874)	$(2,148)

TOTAL SHAREHOLDER DEFICIT	$(4,534)	$(148)

TOTAL LIABILITIES AND SHAREHOLDER DEFICIT	$-	$2,500

See Accompanying Notes to Condensed Financial Statements

TOA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Period from
					September 11, 2012
	Three months	Three months	Nine months	Nine months	(Date of Inception)
	Ended	Ended	Ended	Ended	through
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2013

Revenues	$-	-	$-	-	$-
Cost of revenues	-	-	-	-	-

Gross profit	-	-	-	-	-

General and Administrative Expenses
Organization and related expenses	$-	-	$-	2,500	$4,648
Director's compensation	-	30,000	-	30,000	30,000
Other expenses	-	4,346	-	4,746	4,746

Total Expenses	$-	34,346	$-	37,246	39,394

OTHER INCOME
Gains from write-off of account payables	$-	-	$-	2,648	$2,648

Total other income	-	-	-	2,648	2,648

NET INCOME (LOSS) BEFORE TAXES	$-	(34,346)	$-	(34,598)	$(36,746)

Income Tax Expenses	$-	128	$-	128	$128

NET INCOME (LOSS)		$(34,474)	$-	(34,726)	$(36,874)

OTHER COMPEHENSIVE INCOME
Foreign currency translation adjustment	$-	341	$-	341	$341

TOTAL COMPREHENSIVE INCOME (LOSS)	$-	(34,134)	$-	(34,386)	$(36,534)

WEIGHTED AVERAGE SHARES OUTSTANDING	-	35,337,079		25,093,284	24,739,583

NET INCOME(LOSS) PER SHARE	$(0.00)	(0.00)	$(0.00)	(0.00)	$(0.00)

 See Accompanying Notes to Unaudited Condensed Financial Statements

TOA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

					ADDITIONAL	OTHER
	COMMON STOCK		PREFERRED STOCK		PAID IN	COMPREHENSIVE	EARNINGS
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME	(DEFICIT)	TOTALS

September 11, 2012 (Inception) -Shares issued for services rendered-	20,000,000	$2,000	-	$-	$-	$-	$-	$2,000
	-	-	-	-	-	-	(2,148)	(2,148)
Net loss for the period from September 11, 2012 through September 30, 2012
Balance – September 30, 2012 (audited)	20,000,000	$2,000	-	$-	$-	$-	$(2,148)	$(148)
Shares issued for director's compensation, April 22, 2013			1,000,000	100	9,900
Shares issued for director's compensation, April 22, 2013	20,000,000	2,000			18,000
Net loss for the period from October 1, 2012 through June 30, 2013						-	(34,726)	(34,726)
Foreign currency translation adjustment						341

Balance – June 30, 2013	40,000,000	$4,000	1,000,000	$100	$27,900	341	$(36,874)	$(4,534)

See Accompanying Notes to Unaudited Condensed Financial Statements

TOA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

				Period from
				September 11, 2012
	Nine months		Nine months	(Date of Inception)
	Ended		Ended	through
	June 30, 2013		June 30, 2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(34,474)		$-	$(36,874)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services rendered	30,000		-	32,000
Prepaid expenses	-		-	-
Account payables	4,134			4,534

Net cash provided by (used in) operating activities	$(340)	$		$(4,874)

Effect of foreign Currency Translation Adjustment	$340			340

Net Change in Cash and Cash equivalents	$-		$-	$-
Cash and cash equivalents - beginning of period	-		-	-
Cash and cash equivalents - end of period	-		-	-

NONCASH INVESTING AND FINANCING ACTIVITIES

SUPPLEMENTAL INFORMATION
Interest paid	-		-
Income taxes paid	-		-	-

See Accompanying Notes to Unaudited Condensed Financial Statements

TOA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF June 30, 2013

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

TOA Holdings Inc. which was previously known as Gold Bullion Acquisition, Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on September 11, 2012, with an objective to acquire, or merge with, an operating business.

On January 18, 2013, Jeffrey DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of Gold Bullion Acquisition, Inc. (the “Registrant” or “Company”), entered into a Share Purchase Agreement (the “Agreement”) with Hajime Abe, C/O Toa Shoko, 1-1-36, Nishiawaji, Higashiyodogawa- ku, Osaka 533-0031, Japan. Pursuant to the Agreement, Mr. DeNunzio transferred to Hajime Abe, 20,000,000 shares of our common stock which represents all of our issued and outstanding shares in consideration of $34,900.

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

On April 1, 2013, Hajime Abe entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with TOA Holdings, Inc., a Delaware corporation. Pursuant to the Agreement, Hajime Abe will transfer to TOA Holdings, Inc., 1,000,000 shares of TOA Shoko’s common stock which represents all of TOA Shoko’s issued and outstanding shares in consideration of 1,000,000 JPY ($10,089 USD). Following the closing of the share purchase transaction on July 6, 2013, TOA Holdings, Inc. owns a 100% interest in the issued and outstanding shares of TOA Shoko’s common stock. Upon closing TOA Holdings, Inc. is (will be) the controlling shareholder of the Company (TOA Shoko).

On April 23, 2013, Mr. Hajime Abe entered into stock purchase agreements with 328 new shareholders (“Japanese Shareholders”). Pursuant to these agreements, Mr. Abe sold 31,600,000 shares of common stock of the Company to Japanese Shareholders.

We claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Note 2 - Significant Accounting Policies

Basis of presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from September 11, 2012 (Inception) through the end of its fiscal year September 30, 2012 and notes thereto contained in the Company's interim period report ending June 30, 2013.

Development stage company.

The Company is a development stage company as defined by ASC915. Development Stage Entities. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's exploration stage activities.

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

Cash AND CASH equivalents.

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents totaled $0 at June 30, 2013 and September 30, 2012.

Fair value of financial instruments.

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

COMPREHENSIVE INCOME OR LOSS

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss is defined as the change in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of owners’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

Income taxes.

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of June 30, 2013 or September 30, 2012.

FOREIGN CURRENCY TRANSLATION

The company follows ASC 830, Foreign Currency Matters. In accordance with ASC 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not USD are translated into USD, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of owners’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective year:

Period from October 1, 2012 Through June 30, 2013
Current JPY: US$1 exchange rate	97.42
Average JPY: US$1 exchange rate	90.61

earnings per common share.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2013.

RELATED PARTY TRANSACTIONS

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ending June 30, 2013 and September 30, 2012 totaled $4,534 and $2,648, and were comprised of accounts payable.

SHARE-BASED EXPENSE

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the nine months ended June 30, 2013 and 2012 was $30,000 and $0, respectively.

 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

NOTE 4—STOCKHOLDER’S EQUITY

The capitalization of the Company consists of the following classes of capital stock as of September 30, 2012 and June 30, 2013:

*	Common stock, $0.0001 par value: 500,000,000 shares authorized; 40,000,000 shares issued and outstanding
*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; 1,000,000 shares and outstanding.

Common Stock

On September 27, 2012, the Board of Directors issued 20,000,000 shares of common stock, totaling $2,000 to the founding shareholder in exchange for developing the Company’s business concept and plan.

On April 22, 2012, the Company issued 1,000,000 shares of Series A preferred stock valued at $100 to Hajime Abe as director’s compensation.

On April 22, 2012, the Company issued 20,000,000 shares of restricted common stock valued at $2,000 to Hajime Abe as director’s compensation.

On April 22, 2013, the Company issued 20,000,000 shares of restricted common stock, par value $.0001 and totaling $20,000 to Hajime Abe as director compensation.

Preferred stock

On April 22, 2013, the Company issued 20,000,000 shares of preferred stock-Series A, par value $.0001 and totaling $10,000 to Hajime Abe as director compensation.

NOTE 5—RELATED-PARTY TRANSACTIONS

Accounts payable

At June 30, 2013 and September 30, 2012 the company had a related-party payable in the amount of $4,534 and $2,648 to its sole officer and director.

Other

We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize income, we will not seek office space. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

NOTE 6—SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the following events/transactions have occurred requiring adjustment or disclosure.

On April 1, 2013, Hajime Abe entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with TOA Holdings, Inc., a Delaware corporation. Pursuant to the Agreement, Hajime Abe will (and has thus) transferred to TOA Holdings, Inc., 1,000,000 shares of TOA Shoko’s common stock which represents all of TOA Shoko’s issued and outstanding shares in consideration of 1,000,000 JPY ($10,089 USD). Following the closing of the share purchase transaction on July 6, 2013, TOA Holdings, Inc. owns a 100% interest in the issued and outstanding shares of TOA Shoko’s common stock. TOA Holdings, Inc. is the controlling shareholder of the Company.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Material weaknesses noted were: lack of a functioning audit committee; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; and, management is dominated by a single individual/small group without adequate compensating controls.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 18, 2013 Jeffrey DeNunzio sold 20,000,000 shares of common stock to Hajime Abe.

On April 1, 2013, Hajime Abe entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with TOA Holdings, Inc., a Delaware corporation. Pursuant to the Agreement, Hajime Abe will transfer to TOA Holdings, Inc., 1,000,000 shares of TOA Shoko’s common stock which represents all of TOA Shoko’s issued and outstanding shares in consideration of 1,000,000 JPY ($10,089 USD). Following the closing of the share purchase transaction on July 6, 2013, TOA Holdings, Inc. owns a 100% interest in the issued and outstanding shares of TOA Shoko’s common stock. Upon closing TOA Holdings, Inc. is (will be) the controlling shareholder of the Company (TOA Shoko).

On April 22, 2013, the Company issued 1,000,000 shares of restricted Series A preferred stock valued at $100 to Hajime Abe as director’s compensation.

On April 22, 2013, the Company issued 20,000,000 shares of restricted common stock valued at $2,000 to Hajime Abe as director’s compensation.

On April 23, 2013, Mr. Hajime Abe entered into stock purchase agreements with Japanese 328 new shareholders (“Japanese Shareholders”). Pursuant to these agreements, Mr. Abe sold 31,600,000 shares of common stock of the Company to Japanese Shareholders.

We claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 9, 2012. (1)
3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended June 30, 2013. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on October 9, 2012, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TOA Holdings Inc.

(Registrant)

By: /s/ Hajime Abe

Hajime Abe, President, Secretary and

Principal Financial Officer

Dated: August 12, 2013