Form 10-K
period 2013-09-30
TOA Holdings, Inc.
filed 2014-01-14
CIK 1558085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54822

TOA Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0992328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O TOA Shoko, 1-1-36, Nishiawaji, Higashiyadogawa-ku Osaka, Japan	533-0031 (Zip Code)
(Address of Principal Executive Offices)

  Issuer's telephone number: +81-6-6325-5035

Fax number: +81-6325-5037

Email: info@toa-group.asia

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [ ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2013 was approximately $3,128 based on a par value of .0001 per share of common stock. As of December 31, 2013, there were approximately 40,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding. Our common stock is not listed on any trading exchange.

Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

FORWARD-LOOKING STATEMENTS

Subject to Section 21 E, of the Exchange Act, this Form 10-K contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this Annual Report, the words “plan”, “believes,” “continues,” “expects,” “anticipates,” “estimates,” “intends”, “should,” “would,” “could,” or “may,” and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this Annual Report.

In this Annual Report on Form 10-K, ‘‘TOA Holdings,’’ the “Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our,’’ refer to TOA Holdings, Inc., unless the context otherwise requires. Unless otherwise indicated, the term ‘‘fiscal year’’ refers to our fiscal year ending September 30. Unless otherwise indicated, the term ‘‘common stock’’ refers to shares of the Company’s common stock.

All dollar amounts refer to US dollars unless otherwise indicated.

TOA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

PART I

Item 1. Business.

TOA Holdings, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on September 11, 2012.

The Company is a development stage company and conducts a trading business through TOA SHOKO JAPAN CO., LTD., a Japan Corporation (“Toa-Shoko”), which is our wholly owned subsidiary. Our business is engaged in a range of global business activities including worldwide trading of various commodities, organizing and coordinating industrial projects, assisting in the procurement of raw materials and equipment, and also assisting in our client’s marketing campaigns. Our trading activities include the sale, distribution, purchase, marketing, supply of and dealing in a wide variety of products and services, as a principal or an agent, including electronics, chemicals, food products and general merchandise.

TOA-Shoko is part of a joint venture with BJK Global Ltd., a Bangladeshi construction company that intends to construct homes and mix concrete with the materials provided and delivered to them by TOA-Shoko. TOA Shoko will purchase the materials first from their supplier, Dong a Song Gong Co. Ltd a Korean Company.

Our principal executive offices are located at C/O Toa Shoko, 1-1-36, Nishiawaji, Higashiyodogawa-ku Osaka 533-0031, Japan. Our phone number is +81-6-6325-5035.

Corporate History

The Company was incorporated under the laws of the State of Delaware on September 11, 2012, with an objective to acquire, or merge with, an operating business.

On January 18, 2013, Jeffrey DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of Gold Bullion Acquisition, Inc. (the “Registrant” or “Company”), entered into a Share Purchase Agreement with Hajime Abe, C/O Toa Shoko, 1-1-36, Nishiawaji, Higashiyodogawa-ku, Osaka 533-0031, Japan. Pursuant to the Agreement, Mr. DeNunzio transferred to Hajime Abe, 20,000,000 shares of our common stock, which represents all of our issued and outstanding shares.

Following the closing of this share purchase transaction, Mr. Hajime Abe gained a 100% interest in the issued and outstanding shares of our common stock. Mr. Hajime Abe became and remains the controlling shareholder of FKA Gold Bullion Acquisition, Inc. Commensurate with the closing, Gold Bullion Acquisition, Inc. filed with the Delaware Secretary of State, a Certificate of Amendment to change the name of Registrant to TOA Holdings, Inc.

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

On April 23, 2013, Mr. Hajime Abe entered into stock purchase agreements with 341 Japanese shareholders (“Japanese Shareholders”). Pursuant to these agreements, Mr. Abe sold 31,620,000 shares of common stock of the Company to Japanese Shareholders. We claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On April 1, 2013, Hajime Abe entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with TOA Holdings, Inc., a Delaware corporation. Pursuant to the Agreement, Hajime Abe agreed to transfer to TOA Holdings, Inc., 1,000,000 shares of TOA Shoko’s common stock that represents all of TOA Shoko’s issued and outstanding shares in consideration of 1,000,000 JPY ($10,089 USD). Following the closing of the share purchase transaction on July 6, 2013, TOA Holdings, Inc. gained a 100% interest in the issued and outstanding shares of TOA Shoko’s common stock. Upon closing TOA Holdings, Inc. became the controlling shareholder of the Company (TOA Shoko).

On December 11, 2013, the Company dismissed the registered independent public accountant, Messineo & Co, CPAs, LLC (“M&Co”) and engaged MaloneBailey, LLP (“MB”) of Houston, Texas, as its new registered independent public accountant.

Industry Overview

Need for Housing in Bangladesh

In 2013 the population of Bangladesh was estimated at 160 million people. Bangladesh has been cited as having the highest population density in the world, excluding a handful of city-states and small countries with populations under 10m, such as Malta and Hong Kong. Based on the CIA World Fact Book, 2012 figures for population (161,083,804) and land area (130,168 km2), Bangladesh has the highest population density among large countries as well, 1,237.51 persons per square kilometer, and 12th overall, when small countries and city-states are included. The urban population growth (annual %) in Bangladesh was last reported at 2.85 in 2010, according to a World Bank report published in 2012. Note, urban population refers to people living in urban areas as defined by national statistical offices.

Because of the high population density, there is a need for affordable housing to house this large group of people and the rapidly increasing population. Even more so there is a need for not only affordable, but quality, well manufactured houses. As will be elaborated on shortly, this region has had issues with poorly constructed buildings that have either deteriorated or collapsed.

Need for Safer Houses/ Buildings

In Bangladesh, the majority of houses and buildings are built of bricks, or blocks. The construction of these structures are usually poor and the methods used to construct them are not standardized, leaving contractors room to take any measure necessary to just complete the job, without worry about code, stability, or the long term effects of deterioration. This means less than safe and also lower quality houses and buildings.

An example of a recent collapse occurred on April, 24 2013, in which Rana Plaza, an eight-story commercial building, collapsed in Savar, a sub-district in the Greater Dhaka Area, the capital of Bangladesh. The unfortunate event recorded a death toll of 1,129. Approximately 2,500 injured people were rescued from the building alive.

This event is considered to be one of the deadliest garment-factory accidents in history, and also one of the deadliest accidental structural failures in modern history.

Economy/ Infrastructure

Because of the high population density of Bangladesh and because the area is rapidly growing larger every year there is a serious shortage of economic/social infrastructure. As a result, there are many business opportunities regarding the construction of buildings, homes, and city districts in Bangladesh, and thus a need for higher quality materials imported from overseas.

Business Information of Toa-Shoko

TOA-Shoko was initially formed as an Osaka, Japan Corporation on January 28, 2013.

Currently, TOA-Shoko is part of a joint venture with BJK Global Ltd. As of today this makes up all of TOA Shoko’s business.

On June 2, 2013, we “TOA Shoko” entered into an Exclusive Supplier Agreement with BJK Global Ltd., whose address is Gulfeshan Plaza, Suite No-(M9Floor), 8 Shahid Sangbadik Selina Parvin, Road-Baro Mogbazar, Dhaka-1217, Bangladesh ("BJK") which controls and manages national construction projects, manufacturing projects and projects of development of infrastructure in the Republic of Bangladesh (“Projects”). This supplier agreement can be found as exhibit 3.7 to the Super 8-K filed July 9, 2013.

BJK was incorporated on May 21, 2013 and its primary business is the construction of textiles, homes, mixing of concrete and also the development of real estate, and land.

The structure of BJK is as follows.

i.	Capital	4,000,000 TK. (*1)

ii.	Issued and outstanding shares	40,000 shares

Residence

iii	Ownership	Gyungmee Ji	Korea	Director	16,000 shares (40%)
Hajime Abe	Japan	Chairman	8,000 shares (20%)
Hyangyong Seo	Korea	Deputy Managing Director	6,000 shares (15%)
Benjar Ahmed	Bangladesh	Vice-chairman	2,800 shares (7%)
Mahabubul Haque	Korea	Managing Director	2,000 shares (5%)
Kazi Showkot Hossain	Bangladesh	Deputy Managing Director	2,000 shares (5%)
K.M. Zillur Rahmen	Bangladesh	Director	1,600 shares (4%)
MD. Ashraful Hoque	Bangladesh	Director	1,600 shares (4%)

iv.	Nature of business	1. Importing, exporting and manufacturing of LED lights, solar chargers and their equipment
2. Importing, exporting and manufacturing of electric and electronic goods and equipment
3. Manufacturing of textiles,
4. Business of industrial machineries and equipment.
5. Business of household machineries and equipment.
6. Business of housing, real estate, land development and construction.
7. Business of internet and telecommunication service.

Residence

v.	Directors	Chairman	Hajime Abe	Japan
Vice-chairman	Benjar Ahmed	Bangladesh
Managing Director	Mahabubul Haque	Korea
Deputy Managing Director	Hyangyong Seo	Korea
Director	Kazi Showkot Hossain	Bangladesh
Director	Gyungmee Ji	Korea
Director	K.M. Zillur Rahmen	Bangladesh
Director	MD. Ashraful Hoque	Bangladesh

*1 One dollar is about equivalent to 77.2 TK. as of December 31, 2013.

Our Business

*Note: Our refers to both “Toa Holdings, Inc.” and “Toa Shoko Japan Co., Ltd.”

As previously mentioned we have a joint venture with BJK Global Ltd., a Bangladeshi Company that intends to construct and sell homes throughout Bangladesh. Currently, this joint venture makes up for all of our business and operations. Our role in the joint venture is to provide BJK with the materials they need and also technical instruction necessary to carry out the construction of the homes they plan to and have already built in the nation of Bangladesh. Similarly, the same structure will also be applied to BJK’s concrete business. Here we will provide the necessary materials for them to be able to readily mix concrete so that it may be used in the construction of homes and sold to other manufacturers or contractors.

We plan to purchase and procure the necessary materials needed in the construction of these homes and concrete mixtures, from our own supplier, Dong A Sang Gong Co., Ltd, a Korean corporation ("Dong A Sang Gong"). Dong A Sang Gong conducts a worldwide trading business focused mostly in Asia.

*Mr. Hajime Abe, who is our, “TOA Holdings” President and CEO, owns 49% of the outstanding shares of common stock of Dong A Sang Gong and holds the Chairman position of Dong A Sang Gong concurrently.

Our supplier, Dong A Song Gong, will first deliver the materials that we order from them to the nation of Bangladesh. The materials begin their journey at the Port of Busan in Korea where they are loaded into large containers or “crates” that are subsequently placed onto a barge owned by Dong a Sang Gong. The materials necessary to manufacturer one home requires two total containers, the materials themselves weighing in at a combined 24 tons and having a volume of 82 cubic meters.

After the materials are loaded onto the barge at the Port of Busan, the vessel then travels to Singapore, where it refuels and continues its passage to the Port of Chittagong in Bangladesh. The period of time it takes to deliver the goods is approximately four weeks from the day it leaves the Port of Bussan. Currently, this distribution period is factored into the total construction period of the homes, which is at this time about two months. As of today we, “TOA Shoko,” only place an order with our own supplier on behalf of BJK once we are notified of the exact quantity and description of the materials needed by BJK for construction. This build-to-order model prevents us from developing a surplus of goods that we can not sell in any reasonable amount of time, which would otherwise cost us money in storage and other associated fees if we ordered more goods at one time.

On the left is a diagram of the path that the materials take from the day they are loaded onto the barge at the Port of Bussan until they reach their destination in Bangladesh. Once the materials reach the Port of Chittagong they are unloaded and delivered by TOA Shoko with large trucks to BJK, whether it is on the job sites or their main facilities. Prior to any delivery made by TOA Shoko to BJK, BJK has already ordered that exact quantity of goods from TOA Shoko. This allows TOA Shoko to avoid a surplus of unused goods and a need to rent space to store such unused property.

Before BJK begins to implement the construction and sale of homes throughout Bangladesh they first ordered enough materials from TOA Shoko to complete the construction of one life size model home that they would be able to use to market the sale of other homes throughout the area. This model sized home was completed in November of 2013. Today, as of December 31, 2013 BJK is in the midst of putting together their marketing plan for the sale of future homes. TOA Shoko plays an instrumental part in this marketing plan as they too collaborate with BJK on how to best find buyers for these homes. Once again the same goes for the marketing strategy to sell concrete to other contractors in the area. Currently, concrete mixed by BJK has only been utilized in the construction of their own structures. As of the date of this document there are verbal communications amongst members at BJK and TOA Shoko regarding potentially running commercials through local ad networks such as radio or television stations to promote these sales. The construction of the homes built by BJK will and have thus far, as seen in the construction of the model home, been constructed using “panel construction.”

Panel Construction allows for a more cost effective method of construction while preserving the quality and integrity of the home. Below are a few images of what these panels look like and the specifications that they have.

Specifications:

- Total thickness: 50mm/75mm/100mm

- Effective width: 1000mm

- Excellent heat insulation – 49 times more than concrete and 42 times more than cement brick.

- High strength: It can be used under any weather condition.

- Easy to maintain

- Attractive appearance

   (Sandwich Panel for Wall; See Left)         (Sandwich Panels for Roof; See Right)

(Below: Model One Story Home)

The business flow and profit that TOA Shoko will receive from this joint venture can be best understood from the tables set forth. Below reflects the schedule of operations and also percentage of the proceeds TOA Shoko will receive from the total proceeds of the sale of homes constructed by BJK. It also reflects the schedule of operations and proceeds that TOA Shoko will receive per ton of concrete that is sold to other contractors or construction companies.

Schedule of Operations/ Profit Structure from Sale of Homes

September 2013	Start of construction of 2 model houses by BJK. - 100m2 one-story type and 180m2 two-story type
November 2013	Completion of model houses. Broadcast of TV commercial in Bangladesh by BJK.
January 2014	Sales promotion for landowners.
May 2014	Start of sales promotion of ready-built houses.

BJK’s products - homes

Method of construction	Panel construction
Construction term	One month (two including shipping of materials)

Price

	One-story type	Two story type
Floor space	100m2 (119yd2)	180m2 (214yd2)
Price	100,000 USD	150,000 USD
Foundation	50,000 USD	80,000 USD

Cost structure

	One-story type		Two story type
Materials costs	70,000	70%	105,000	70%
TOA Shoko's revenue	30,000	30%	45,000	30%
Labor costs	10,000	10%	15,000	10%
Gross profit	20,000	20%	30,000	20%
Final price	100,000	100%	150,000	100%

Target of sales, revenues and profits

	(Unit)	For the period from	For the period from	Notes
		October 1, 2013	October 1, 2014
		to	to
		September 30, 2014	September 30, 2015
Number of homes sold	Houses	24	36
Revenue from homes	USD	2,800,000	4,200,000	BJK's revenue
Other revenue	USD	400,000	600,000	Foundation, etc.
Toa Shoko's gross profit	USD	960,000	1,440,000

Schedule of Operations/ Profit Structure from Sale of Concrete

February 2014	Start of construction of the concrete plant by BJK. -Planned construction site: Kushura, Dhamrai, Dhaka -Production capacity: 560,000 tons a year
April 2014	Completion of the concrete plant.
April 2014	Sales promotion for contractors and builders in Bangladesh.

Products

	Price per ton	Gross profit rate
			Toa-Shoko's share
Ready-mixed concrete	60 USD	33%	20%

Target of sales, revenues and profits

	(Unit)	For the period from	For the period from	Notes
		October 1, 2013	October 1, 2014
		to	to
		September 30, 2014	September 30, 2015
Production quantity	tons	400,000	560,000
Revenue of concrete	USD	24,000,000	33,600,000	BJK's revenue
Toa-Shoko's gross profit	USD	4,800,000	6,720,000

Competition

The industry in which Toa-Shoko competes is highly competitive. Our main competitors are other Japanese trading companies. Moreover, all of our potential business partners, for supply of products and services; or for establishment of joint venture operations, could also be competitors. To ensure our competitiveness, we strive to continue to successfully acquire new customers and meet the changing needs of our customers and suppliers worldwide.

Because we are a small company with a limited operating history, we are at a competitive disadvantage against the large and well-capitalized companies in Japan that have a track record of success and operations. Therefore, our primary method of competition involves promoting the benefits of using our services over those of our competitors, including the price, delivery, quality and effectiveness of our services.

Employees

As of December 31, 2013, we have one full time employee, Mr. Abe, our sole officer and director and four part time employees.

Currently, Mr. Abe has the flexibility to work on our business up to 25 to 30 hours per week, but is prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officer.

During the initial implementation of our business plan, we intend to hire independent consultants to assist in the development and execution of our business operations.

Item 1A. Risk Factors.

Risks Relating to Our Company and Our Industry

We will require additional funds in the future to fully carry out our current business strategy. Additionally, our inability to obtain funding in the future could cause our business to fail.

We will need to raise additional funds through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations in the future. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current business plan and develop our products, and as a result, could require us to diminish or suspend our operations and possibly cease our existence.

Even if we are successful in raising capital in the future, we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in our Company may become worthless. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan.

The Company, being a Developmental Stage Company has not generated any revenues since our inception in September 2012.

We are a development stage company. Our ability to continue as a going concern is dependent upon our ability to commence a commercially viable operation and to achieve profitability. Since our inception in September 2012, we have yet to generate any revenues, and currently have only limited operations, as we are presently in the planning stage of our business development as an exploration stage company. These factors raise substantial doubt about our ability to continue as a going concern. We may not be able to generate any revenues in the future and as a result the value of our common stock may become worthless. There are no assurances that we will be successful in raising additional capital or successfully developing and commercializing our products and become profitable.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small developing company. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

We were incorporated in Delaware in September of 2012. We have no significant assets or financial resources. The likelihood of our success must be considered in light of the expenses and difficulties in development of worldwide clients, recruiting and keeping clients and obtaining financing to meet the needs of our plan of operations. Since we have a limited operating history we may not be profitable and we may not be able to generate sufficient revenues to meet our expenses and support our anticipated activities.

We are an early stage company with an unproven business strategy and may never be able to implement our business plan or achieve profitability.

We are at an early stage of development of our operations as a company. We have not begun to operate any global trading activities, and have not begun to generate revenues from any operations. A commitment of substantial resources to conduct time-consuming research in many respects will be required if we are to complete the development of our company into one that is profitable. There can be no assurance that we will be able to implement our business plan at reasonable costs or successfully operate. We expect it will take several years to implement our business plan fully, if at all.

Our limited operating history makes it difficult for us to accurately forecast net sales and appropriately plan our expenses.

We have a limited operating history in the trading industry. As a result, it is difficult to accurately forecast our net sales and plan our operating expenses. We base our current and future expense levels on our operating forecasts and estimates of future net sales. Net sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which are uncertain. Some of our expenses are fixed, and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. This inability could cause our net income in a given quarter to be lower than expected.

Our operations are concentrated in Bangladesh, which could harm our business, results of operations and financial condition if activity levels in this country decline.

Various types of businesses worldwide sometimes expose us to risks associated with regional political and economic instabilities. Furthermore, our business activities may be exposed to concentration risk in particular industries located in Bangladesh.

As a result, declining levels of trading activities or asset volumes in this country could have a disproportionately negative effect on our business, results of operations and financial condition.

Because we will purchase our products from overseas, a disruption in the delivery of imported products may have a greater effect on us than on our competitors.

We will import our products from Korea and or other countries. Because we import our products and deliver them directly to Bangladesh, we believe that disruptions in shipping deliveries may have a greater effect on us than on competitors. Deliveries of our products may be disrupted through factors such as:

(1) raw material shortages, work stoppages, strikes and political unrest;

(2) problems with ocean shipping, including work stoppages and shipping container shortages;

(3) increased inspections of import shipments or other factors causing delays in shipments; and

(4) economic crises, international disputes and wars.

Most of our competitors warehouse products they import from overseas, which allows them to continue delivering their products for the near term, despite overseas shipping disruptions. If our competitors are able to deliver products when we cannot, our reputation may be damaged and we may lose customers to our competitors.

We operate in a highly competitive environment, and if we are unable to compete with our competitors, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

We operate in a highly competitive environment. Our competition includes large, small and mid-sized Asian trade companies, and many of them may distribute similar redemption machines in our markets at competitive prices. A highly competitive environment could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

Because we are small and do not have much capital, our marketing campaign may not be enough to attract sufficient clients to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

Due to the fact we are small and do not have much capital, we must limit our marketing activities and may not be able to make our product known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

Because the Company‘s headquarters and assets are located outside the United States in Japan, investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon US Federal Securities Laws against the Company and its non-US resident officers and directors.

While we are organized under the laws of State of Delaware, our officers and Directors are non-US residents and our headquarters and assets are located outside the United States in Japan. Consequently, it may be difficult for investors to affect service of process on them in the United States and to enforce in the United States judgments obtained in United States courts against them based on the civil liability provisions of the United States securities laws. Since all our assets will be located outside U.S. it may be difficult or impossible for U.S. investors to collect a judgment against us.

Our business and future revenues rely heavily on our business relationship with BJK Global Ltd.

As we implement our business plan we foresee that most of our products and materials will go directly to BJK Global Ltd. in the construction of homes across Bangladesh. Because our company receives a percentage from the sale of the constructed homes, if BJK must file bankruptcy or faces financial struggles then we could be adversely effected causing you to lose some or all of your investment.

Our business and future revenues rely heavily on our business relationship with Dong A Sang Gong Co., Ltd.

Dong A Sang Gong Co., Ltd. is our Company’s supplier of materials and other products that go into the construction of the products we provide to BJK. If Dong A Sang Gong Co., Ltd. must file bankruptcy or faces financial issues where they can’t provide these materials we could be adversely effected, causing you to lose some or all of your investment.

We expect our quarterly financial results to fluctuate.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

• Demand for our trading products;

• Our ability to retain existing customers or encourage repeat purchases;

• Our ability to manage our product mix and inventory;

• General economic conditions;

• Advertising and other marketing costs;

• Costs of expanding or enhancing our trading products.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors.

Our future success is dependent, in part, on the performance and continued service of Hajime Abe, our President and CEO. Without their continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Hajime Abe, our President and CEO. We currently do not have an employment agreement with Mr. Abe. The loss of his services would delay our business operations substantially.

Our current officers and directors do not have experience in the global trading business.

Although management has extensive business experience, they do not have extensive experience in the global trading business. Therefore, without industry-specific experience, their business experience may not be enough to effectively start-up and maintain a global trading company. As a result, the implementation of our business plan may be delayed, or eventually, unsuccessful.

Because our current President has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Hajime Abe, our president and director, currently devotes approximately twenty hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Hajime Abe to our company could negatively impact our business development.

If Hajime Abe, our President and Director, should resign or die, we will not have a Chief Executive Officer. This could lead to having to suspend operations of the Company. If that should occur, you could lose your investment.

We are extremely dependent on the services of our president and director, Hajime Abe, for the future success of our business. The loss of the services of Hajime Abe could have an adverse effect on our business, financial condition and results of operations. If he should resign or die we will not have a chief executive officer. If that should occur, until we find another person to act as our chief executive officer, our operations could be suspended. In that event it is possible you could lose most if not all of your entire investment.

Our future success is dependent on our implementation of our business plan. We have many significant steps that we still must take for us to carry out our business plan.

Our success will depend in large part in our success in achieving several important steps in the implementation of our business plan, including the following: acquiring business information, development of clients, development of suppliers, implementing order processing and customer service capabilities, and management of business process. If we are not successful, we will not be able to implement or expand our business plan.

Our success depends upon our ability to attract and hire key personnel. Since many of our personnel will be required to be bilingual, or to have other special skills, the pool of potential employees may be small and in high demand by our competitors. Our inability to hire qualified individuals will negatively affect our business, and we will not be able to implement or expand our business plan.

Our business is greatly dependent on our ability to attract key personnel. We will need to attract, develop, motivate and retain highly skilled technical employees. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel. Our management has limited experience in recruiting key personnel which may hurt our ability to recruit qualified individuals. If we are unable to retain such employees, we will not be able to implement or expand our business plan.

If we cannot effectively increase and enhance our sales and marketing capabilities, we may not be able to increase our revenues.

We need to further develop our sales and marketing capabilities to support our commercialization efforts. If we fail to increase and enhance our marketing and sales force, we may not be able to enter new or existing markets. Failure to recruit, train and retain new sales personnel, or the inability of our new sales personnel to effectively market and sell our products, could impair our ability to gain market acceptance of our products.

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “Shell Company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, because we have nominal assets, we are still considered a “shell company” pursuant to Rule 144 and as such, sales of our securities pursuant to Rule 144 are not able to be made until we have ceased to be a “shell company” and we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” (i.e., information similar to that which would be found in a Form 10 Registration Statement filing with the SEC has been filed with the Commission reflecting the Company’s status as a non-“shell company.” Because none of our non-registered securities can be sold pursuant to Rule 144, until one year after filing Form 10 like information with the SEC which we did on October 9, 2012, any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until 12 months after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

Our current Chief Executive Officer and President, Hajime Abe, beneficially owns approximately or has the right to vote on 77.6% of our total outstanding common and preferred stock. As a result, he will have the ability to control substantially all matters submitted to our stockholders for approval including:

• Election of our board of directors;

• Removal of any of our directors;

• Amendment of our Certificate of Incorporation or bylaws;

• Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and position, he is able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by him could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in our company may decrease. Mr. Abe's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our growth will place significant strains on our resources.

The Company is currently in the exploration stage, with only limited operations, and has not generated any revenues since inception in September 2012. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources. Moving forward, the Company's systems, procedures or controls may not be adequate to support the Company's operations and/or the Company may be unable to achieve the rapid execution necessary to successfully implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its operations, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

The recently enacted JOBS Act will allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

-be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

-be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

-be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and instead provide a reduced level of disclosure concerning executive compensation; and

-be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

As we are a publicly reporting company, we will continue to incur significant costs in staying current with reporting requirements. Our management will be required to devote substantial time to compliance initiatives. Additionally, the lack of an internal audit group may result in material misstatements to our financial statements and ability to provide accurate financial information to our shareholders.

Our management and other personnel will need to devote a substantial amount of time to compliance initiatives to maintain reporting status. Moreover, these rules and regulations, that are necessary to remain as an SEC reporting Company, will be costly as an external third party consultant(s), attorney, or firm, may have to assist in some regard to following the applicable rules and regulations for each filing on behalf of the company.

We currently do not have an internal audit group, and we will eventually need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. Additionally, due to the fact that we only have one officer and Director, who has minor experience as an officer or Director of a reporting company, such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.

Moreover, if we are not able to comply with the requirements or regulations as an SEC reporting company, in any regard, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our officers and Directors lack experience in and with the reporting and disclosure obligations of publicly-traded companies.

While we rely heavily on Hajime Abe, he lacks experience in and with the reporting and disclosure obligations of publicly-traded companies and with serving as an officer or Director of a publicly-traded company. Such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders. Consequently, our operations, future earnings and ultimate financial success could suffer irreparable harm due to our officers and directors ultimate lack of experience in our industry and with publicly-traded companies and their reporting requirements in general. Additionally, due to the fact that all of our officers and Directors are currently located in Japan; having employment outside of the Company; and lacking experience with companies in our industry, we may be unable to successfully implement our business plan, and/or manage our future growth if any. Our officers and Directors do not currently believe that their outside employment affects the day to day operations of the Company. While the Company believes that the time and resources that our officers and Directors are able to provide to the Company, and/or which they may be willing to provide to us in the future, as well as our outside consultants are adequate to support the Company’s business plan, our operations and growth (if any) may be adversely affected by the fact that our officers and Directors are located in another country, only being able to provide a limited number of hours of service to the Company per week and/or their outside employment.

There is uncertainty as to our ability to enforce civil liabilities both in and outside of the United States due to the fact that our officers, Directors and certain of our assets are not located in the United States.

Our office is not located in the United States. Our officers and Directors are located in Japan and the operations and assets of Toa-Shoko are located in Japan. As a result, it may be difficult for shareholders to effect service of process within the United States on our officers and Directors. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the Unites States or any state thereof, both in and outside of the United States.

Risks Relating to the Company’s Securities

We may never have a public market for our common stock or that the common stock will ever trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our securities. Our shares are not and have not been listed or quoted on any exchange or quotation system.

In order for our shares to be quoted, a market maker must agree to file the necessary documents with the National Association of Securities Dealers, which operates the OTC Bulletin Board. In addition, it is possible that, such application for quotation may not be approved and even if approved it is possible that a regular trading market will not develop or that if it did develop, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

We may in the future issue additional shares of our common stock, which may have a dilutive effect on our stockholders.

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock, of which 40,000,000 shares are issued and outstanding as of December 31, 2013. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. Currently, our series A preferred stock entitles the holder thereof to 100 votes on all matters upon which the holders of the common stock of the Company are entitled to vote. Series A Preferred Stock does not have any dividend, conversion, liquidation, or other rights or preferences, including redemption or sinking fund provisions. However, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

We do not currently intend to pay dividends on our common stock and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Our auditors have issued a going concern opinion.

Our independent auditors have indicated, in their report on our September 30, 2012 financial statements, that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation. The going concern consideration is based on the Company’s absence of revenues to date. If we are unable to continue as a going concern, investors will likely lose all of their investment in the Company.

We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

As a reporting company we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

We do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 is and will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $35,000 per year for the next few years and will be higher if our business volume and activity increases. As a result, we may not have sufficient funds to grow our operations.

State Securities Laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell Shares.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2013 we do not own any properties.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently not listed on any exchange.

Stockholders of Our Common Shares

As of December 31, 2013, we had 40,000,000 shares of our common stock issued and outstanding.

Recent Sales of Unregistered Securities

The following sets forth certain information concerning securities which were sold or issued by us without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements within the past three years:

On April 1, 2013, Hajime Abe entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with TOA Holdings, Inc., a Delaware corporation. Pursuant to the Agreement, Hajime Abe agreed to transfer to TOA Holdings, Inc., 1,000,000 shares of TOA Shoko’s common stock that represents all of TOA Shoko’s issued and outstanding shares in consideration of 1,000,000 JPY ($10,089 USD). Following the closing of the share purchase transaction on July 6, 2013, TOA Holdings, Inc. gained a 100% interest in the issued and outstanding shares of TOA Shoko’s common stock. Upon closing TOA Holdings, Inc. became the controlling shareholder of the Company (TOA Shoko).

On April 23, 2013, Mr. Hajime Abe entered into stock purchase agreements with 341 Japanese shareholders. Pursuant to these agreements, Mr. Abe sold 31,600,000 shares of common stock of the Company to these individuals.

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

Item 6. Selected Financial Data.

The tables and information below are derived from our financial statements for the period from September 11, 2012 (Inception) to September 30, 2013.

Financial condition – Consolidated base

	As of	As of
	September 30, 2012	September 30, 2013
	(audited)	(audited)

Cash and Deposits	$-	$-
Trade receivables – Related Party	-	72,000
Prepaid expenses	2,500	-
TOTAL ASSETS	$2,500	$72,000
Trade payables- Related Party	$-	$48,000
Account payables-Related Party	2,648	33,763
Accrued expenses	-	6,300
TOTAL LIABILITIES	$2,648	$88,063
Common Stock	2,000	4,000
Preferred Stock	-	100
Additional paid-in capital	-	2,648
Subscription receivable	-	(8,092)
Deficit accumulated during the development stage	(2,148)	(16,786)
Foreign currency translation adjustment	-	(2,067)
TOTAL SHAREHOLDER EQUITY	$(148)	$(16,063)
TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$25,000	$72,000

Statement of operations

		Period from
		September 11, 2012
	Twelve months	(Date of Inception)
	Ended	through
	September 30, 2013	September 30, 2013

Revenues	$72,000	$72,000
Cost of revenues	48,000	48,000
Gross profit	$24,000	$24,000
Expenses	38,639	40,787
NET INCOME (LOSS)	$(14,639)	$(16,786)
NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our cash balance is $0 as of September 30, 2013. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Hajime Abe, our president and director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Hajime Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $1,800,000 of funding from this offering. Being a development stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

We are a development stage company and have generated few revenue to date. Long term financing beyond the maximum aggregate amount of this offering will be required to fully implement our business plan. The exact amount of funding will depend on funding required for full implementation of our business plan. Our expansion may include expanding our office facilities, hiring sales personnel and expanding into geographical areas such as Bangladesh and Korea. We do not currently have plans for our expansion, and have not yet decided on the scale of our expansion if we decided to do so and on the exact amount of funding needed for our long term financing.

If we do not receive any proceeds from the offering or the minimum amount of $1,800,000 that we require to operate for the next 12 months Hajime Abe, has informally agreed to advance us funds, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to start our proposed operations but we cannot guarantee that once we start operations we will stay in business after doing so. If we are unable to successfully find customers we may quickly use up the proceeds from this offering and will need to find alternative sources of funding. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely. Even if we raise $1,800,000 from this offering, it will most likely only last one year. We may need more funds for business operations in the next year, and we will have to revert to obtaining additional money.

Our cash requirements for the next twelve months are $ 1,800,000.

Purchase products for Projects in Bangladesh.	$1,000,000
Develop and increase new products for trading	$200,000
Increase customers.	$200,000
Recruit, train and establish additional corporate sales agents in Japan.	$100,000
Perform financial strategies.	$300,000
TOTAL	$1,800,000

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

TOA HOLDINGS, INC.

FORMERLY KNOWN AS GOLD BULLION ACQUISITION, INC

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Toa Holdings, Inc.

(a development stage company)

C/O Toa Shoko, 1-1-36, Nishiawaji,

Higashiyodogawa-ku, Osaka 533-0031, Japan

We have audited the accompanying consolidated balance sheet of Toa Holdings, Inc. and its subsidiary (a development stage company) (collectively, the “Company”), as of September 30, 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended and the period from September 11, 2012 (inception) through September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from inception to September 30, 2012, which totals reflect a deficit of $2,148 accumulated during the development stage. Those cumulative totals were audited by other independent auditors, whose report, dated June 12, 2013, expressed an unqualified opinion on the cumulative amounts but included an emphasis of a matter. Our opinion, insofar as it relates to amounts included for that period is based on the report of the other independent auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toa Holdings, Inc. and its subsidiary as of September 30, 2013, and the results of their consolidated operations and their consolidated cash flows for the year then ended and the period from September 11, 2012 (inception) through September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations for fiscal 2013 and has a working capital deficit as of September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

January 13, 2014

TOA HOLDINGS, INC.
FORMERLY KNOWN AS GOLD BULLION ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2013	September 30, 2012

ASSETS
Current Assets
Trade receivables – Related Party	$72,000	$-
Prepaid expenses	$-	$2,500

TOTAL CURRENT ASSETS	$72,000	$2,500

TOTAL ASSETS	$72,000	$2,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables - Related Party	$48,000	$-
Accrued expenses	$6,300	$-
Account payables -Related Party	$33,763	$2,648

TOTAL CURRENT LIABILITIES	$88,063	$2,648

TOTAL LIABILITIES	$88,063	$2,648

Stockholders’ Equity (Deficit)
Common stock ($.0001 par value, 500,000,000 shares authorized,
40,000,000 shares and 20,000,000 shares issued and outstanding
as of September 30, 2013 and September 30, 2012)	$4,000	$2,000
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
1,000,000 shares and none issued and outstanding
as of September 30, 2013 and September 30, 2012)	$100	$-
Additional paid-in capital	$2,648	$-
Subscription receivable	$(8,092)	$-
Deficit accumulated during the development stage	$(16,786)	$(2,148)
Accumulated other comprehensive income
Foreign currency translation	2,067
TOTAL SHAREHOLDERS’ EQUITY	$(16,063)	$(148)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$72,000	$2,500

TOA HOLDINGS, INC. FORMERLY KNOWN AS GOLD BULLION ACQUISITION, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
	Year Ended September 30, 2013	Period From September 11, 2012 (Inception) through September 30, 2012	Period From September 11, 2012 (Inception) through September 30, 2013

Revenues – Related Party	$72,000	$-	$72,000
Cost of revenues – Related Party	$48,000	-	$48,000

Gross profit	$24,000	-	$24,000

General and Administrative Expenses
Organization and related expenses	$2,500	$2,148	$4,648
Director's compensation	2,100	-	2,100
Other expenses	34,039	-	34,039

Total Expenses	$38,639	$2,148	$40,787

OTHER INCOME
Gains from write-off of account payables	$-	$-	$-

Total other income	-	-	-

NET INCOME (LOSS) BEFORE TAXES	$(14,639)	$(2,148)	$(16,786)

Income Tax Expenses	$-	$-	$-

NET INCOME (LOSS)	$(14,639)	$(2,148)	$(16,786)

OTHER COMHREHENSIVE INCOME
Foreign currency translation adjustment	$2,067	$-	$2,067

TOTAL COMPREHENSIVE INCOME (LOSS)	$(10,443)	$(2,148)	$(14,719)

WEIGHTED AVERAGE SHARES OUTSTANDING	29,288,462	20,000,000

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

TOA HOLDINGS, INC.
FORMERLY KNOWN AS GOLD BULLION ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDER EQUITY (DEFICIT)

							ADDITIONAL				OTHER
	COMMON STOCK		PREFERRED STOCK				PAID IN		SUBSCRIPTION		COMPREHENSIVE		EARNINGS
	NUMBER	AMOUNT	NUMBER		AMOUNT		CAPITAL		RECEIVABLES		INCOME		(DEFICIT)	TOTALS

September 11, 2012 (Inception) - Shares issued for services rendered	20,000,000	$2,000		$		$		$		$		$		$2,000
Net loss for the period from September 11, 2012 through September 30, 2012													(2,148)	(2,148)

Balance – September 30, 2012 (audited)	20,000,000	$2,000	-		$-		$-		$-		$-		$(2,148)	$(148)
Shares issued for director's compensation, April 22, 2013			1,000,000		100									100
Shares issued for director's compensation, April 22, 2013	20,000,000	2,000												2,000
Acquisition of TOA Shoko Japan Co., Ltd., July 6, 2013									(8,092)					(8,092)
Contribution to capital by related party for write-off of accounts payable							2,648							2,648
Net loss for the period from October 1, 2012 through September 30, 2013											-		(14,639)	(14,639)
Foreign currency translation adjustment											2,067			2,067

Balance – September 30, 2013	40,000,000	$4,000	1,000,000		$100		$2,648		$(8,092)		2,067		$(16,786)	$(16,063)

The accompanying notes are an integral part of these financial statements

TOA HOLDINGS, INC.
FORMERLY KNOWN AS GOLD BULLION ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Twelve Months Ended September 30, 2013	Period From September 11, 2012 (Inception) through September 30, 2012	Period From September 11, 2012 (Inception) through September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,638)	$(2,148)	$(16,786)
Stock issued for services rendered	2,100	2,000	4,100
Trade receivables – Related Party	(72,000)		(72,000)
Prepaid expenses	2,500	(2,500)	-
Trade payables – Related Party	48,000		48,000
Accrued expenses	6,300		6,300
Amount due to a director	25,671	2,648	28,319

Net cash provided by (used in) operating activities	$(2,067)	$-	$(2,067)

Net effect of exchange rate changes on cash	2,067	-	2,067
Net Change in Cash and Cash equivalents	$-	$-	$-
Cash and cash equivalents - beginning of period	-	-	-
Cash and cash equivalents - end of period	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Subscription receivable	$8,092	-	$8,092
Contribution to capital by related party for write-off of accounts payable	2,648	-	2,648

SUPPLEMENTAL INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Basis of Presentation

TOA Holdings Inc. which was previously known as Gold Bullion Acquisition, Inc. (the “Company”) is a development stage company and conducts a trading business through TOA SHOKO JAPAN, a Japan Corporation (“TOA-Japan”), which is our wholly owned subsidiary. Our business is engaged in a range of global business activities including worldwide trading of various commodities, organizing and coordinating industrial projects, and assisting in the procurement of raw materials and equipment, and assisting in the client’s marketing. Our trading activities as a trading company include the sale, distribution, purchase, marketing, supply of and dealing in a wide variety of products and services, as a principal or an agent, including electronics, chemicals, food products and general merchandise.

Our principal executive offices are located at C/O Toa Shoko, 1-1-36, Nishiawaji, Higashiyodogawa-ku Osaka 533-0031, Japan. Our phone number is +81-6-6325-5035.

The Company was incorporated under the laws of the State of Delaware on September 11, 2012, with an objective to acquire, or merge with, an operating business.

On January 18, 2013, Jeffrey DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of Gold Bullion Acquisition, Inc. (the “Registrant” or “Company”), entered into a Share Purchase Agreement with Hajime Abe, C/O Toa Shoko, 1-1-36, Nishiawaji, Higashiyodogawa-ku, Osaka 533-0031, Japan. Pursuant to the Agreement, Mr. DeNunzio transferred to Hajime Abe, 20,000,000 shares of our common stock, which represents all of our issued and outstanding shares.

Following the closing of this share purchase transaction, Mr. Hajime Abe owns a 100% interest in the issued and outstanding shares of our common stock. Mr. Hajime Abe is the controlling shareholder of Gold Bullion Acquisition, Inc. Commensurate with the closing, Gold Bullion Acquisition filed with the Delaware Secretary of State, a Certificate of Amendment to change the name of Registrant to TOA Holdings, Inc.

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

On April 23, 2013, Mr. Hajime Abe entered into stock purchase agreements with Japanese 332 new shareholders (“Japanese Shareholders”). Pursuant to these agreements, Mr. Abe sold 31,620,000 shares of common stock of the Company to Japanese Shareholders.

On April 1, 2013, Hajime Abe entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with The Company. Pursuant to the Agreement, Hajime Abe agreed to transfer to TOA Holdings, Inc., 1,000,000 shares of the common stock of TOA Shoko Japan, a Japan corporation (“TOA Shoko”) that represents all of TOA Shoko’s issued and outstanding shares in consideration of 1,000,000 JPY ($10,089 USD). Following the closing of the share purchase transaction on July 6, 2013, TOA Holdings, Inc. gained a 100% interest in the issued and outstanding shares of TOA Shoko’s common stock. Upon closing TOA Holdings, Inc. became the controlling shareholder of the TOA Shoko. This was accounted for as a combination of entities under common control given Hajime Abe controlled both the Company and TOA Shoko at the date of merger and the two have been combined from the first day of the first period presented. At the date of merger TOA Shoko had no assets, nominal liabilities, nominal equity and no operations. The Company recorded a subscription receivable of $8,092 related to TOA Shoko’s sale of stock prior to the merger and all activities of TOA Shoko have been included from the first date of the first period presented.

The Company is currently headquartered in Osaka Japan.

The Company’s business operations are conducted through its wholly-owned subsidiary, TOA Shoko Japan Co. Ltd., a Japan corporation (“TOA Shoko”), located in Osaka, Japan.

TOA Shoko is a trading company engaged in a range of global business activities including worldwide trading of various commodities, organizing and coordinating industrial projects, and assisting in the procurement of raw materials and equipment, and assisting in the client’s marketing. Our trading activities as a trading company include the sale, distribution, purchase, marketing, supply of and dealing in a wide variety of products and services, as a principal or an agent, including electronics, chemicals, food products and general merchandise.

Note 2 - Significant Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Development stage company.

The Company is a development stage company as defined by section 915-15 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business. All losses accumulated since inception have been considered as part of the Company's exploration stage activities.

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

TRADE RECEIVABLES.

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

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

The carrying amounts of the Company's financial assets and liabilities, such as accrued expenses approximate its fair values because of the short maturity of this instrument. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from September 11, 2012 (inception) through end of fiscal year September 30, 2013.

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

COMPREHENSIVE INCOME OR LOSS

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of owners’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

DEFERRED AND CURRENT INCOME TAXES

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting. A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

Income taxes are provided based upon the liability method of accounting pursuant to the FASB ASC Topic concerning Income Taxes. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by the FASB ASC Topic concerning Income Taxes to allow recognition of such an asset.

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

For the year ended September 30, 2013, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2013, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. For the year ended March 31, 2011, the Company filed and cleared a 2013 tax return with the tax authority in the PRC.

Enterprise income tax in Japan is generally charged at 38.4% of a company’s assessable profit. The Company’s subsidiaries incorporated in Japan are subject to Japanese enterprises income tax at the applicable tax rates on the taxable income as reported in their Japanese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

The Company is governed by the Income Tax Law of Japan as well as Tokyo Local Income Tax Law (“the Income Tax Laws”). Under the Income Tax Laws, Corporations in Tokyo, Japan are generally subject to an income tax at an effective rate of 38.4% on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply.

For the period ended September 30, 2013 and September 30, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $14,658 as at September 30, 2013 and will expire beginning in the year 2033. Annual use of the net operating loss may be limited by Internal Revenue Code Section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2013	September 30, 2012

Deferred tax asset attributable to
Net operating loss carryover	4,984	748
Valuation allowance	-4,984	-748

Net deferred tax assets	$-	$-	$

FOREIGN CURRENCY TRANSLATION

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of owners’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective year:

Period from October 1, 2012 Through September 30, 2013
Current JPY: US$1 exchange rate	98.21
Average JPY: US$1 exchange rate	90.43

Net loss per common share.

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2013 and 2012.

STOCK-BASED COMPENSATION

The Company adopted FASB guidance on stock based compensation upon inception at September 11, 2012. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock options issued for services from inception through September 30, 2013.

Our employee stock-based compensation awards are accounted for under the fair value method of accounting, as such, we record the related expense based on the more reliable measurement of the service provided, or the fair market value of the stock issued multiplied by the number of shares awarded.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. We do not backdate, re-price, or grant stock-based awards retroactively. As of the date of this report, we have not issued any stock options.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a development stage company and has few current revenue sources. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - STOCKHOLDER’S EQUITY

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

NOTE 5 - RELATED-PARTY TRANSACTIONS

At September 30, 2013 the company had a related-party payable in the amount of $33,763 to its sole officer and director.

During the period ended September 30, 2013, the Company has $72,000 of related party trade receivable from BJK Global Ltd for the amount of revenue generated. The Company also has $48,000 of related party trade payable due to Dong A Sang Gong Co., Ltd. for the amount of cost of goods sold. Mr. Hajime Abe is a shareholder in both BJK and Dong A Sang Gong.

NOTE 6 – SUBSEQUENT EVENTS

On November 20, 2013, the Company transferred JPY 7,280,000 (USD $72,581) to Hajime Abe as advance payment.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2013, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2013, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses. Inasmuch as we only have one individuals serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to derivative accounting, accounting of the Company’s convertible debt instruments, and write-off of assets. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company and Toa-Shoko following the consummation of the Stock Purchase Agreement are provided below:

NAME	AGE	POSITION
Hajime Abe	61	President, Chief Executive Officer, and Director

Hajime Abe

Mr. Hajime Abe began his career in 1969 as an employee of Nissan Motor Company as a car salesman. Following this, in 1974, he incorporated Abe Motor Sales Co., Ltd., a Japan Corporation. A decade later in 1989, he incorporated Koa Commerce Co., Ltd. a Japan Corporation and in 1993 incorporated another Japanese company known as World Liberty Co., Ltd. More recently, in 2007 Mr. Abe incorporated the Japanese company IKL Holdings Co., Ltd. and in 2010 was appointed as President and Director of Oidon Co., Ltd, a Wyoming Corporation that he recently resigned from July of 2012. On January 28, 2013, he was appointed as the Chairman of Dong A Sang Gong Co., Ltd, a Korean Corporation ("Dong A Sang Gong "). On January 28, 2013, he incorporated TOA Shoko Japan, a Japan corporation.

Corporate governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

Item 11. Executive Compensation.

Summary Compensation Table:

Name and principal position (a)	Year ended September 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jeffrey DeNunzio Former President,CEO of the Company	2013(1)	-	-	-	-	-	-	-	$2,000
	2012	-	-	2,000	-	-	-	-	$-

Hajime Abe, President	2013(1)	-	-	2,100 (2)	-	-	-	-	$2,100-

(1) On January 18, 2013, Mr. DeNunzio, as the Company’s then sole Director, appointed Hajime Abe as Director of the Company. Immediately thereafter, Mr. DeNunzio resigned as an officer and Director of the Company and appointed Mr. Abe as the President, Chief Executive Officer, Secretary and Treasurer of the Company.

(2) On April 22, 2013, the Company issued 1,000,000 shares of Series A preferred stock valued at $100 and 20,000,000 shares of restricted common stock valued at $2,000 to Hajime Abe as director’s compensation.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2013.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hajime Abe (1)	-	2,100 (2)	-	-	-	-	2,100

(1) On January 18, 2013, Mr. DeNunzio, as the Company’s then sole Director, appointed Hajime Abe as Director of the Company. Immediately thereafter, Mr. DeNunzio resigned as an officer and Director of the Company and appointed Mr. Abe as the President, Chief Executive Officer, Secretary and Treasurer of the Company.

(2) On April 22, 2012, the Company issued 1,000,000 shares of Series A preferred stock valued at $100 and 20,000,000 shares of restricted common stock valued at $2,000 to Hajime Abe as director’s compensation.

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2013, the Company has 40,000.000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Hajime Abe	8,400,000	21.5%	1,000,000	100.0%	77.6%
5% Shareholders None

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 18, 2013, Hajime Abe entered into a Share Purchase Agreement (the “Agreement”) with Jeffrey DeNunzio. Pursuant to the Agreement, Mr. DeNunzio transferred to Hajime Abe, 20,000,000 shares of our common stock, which represents all of our issued and outstanding shares.

On April 22, 2013, the Company issued 1,000,000 shares of Series A preferred stock valued at $100 to Hajime Abe as director’s compensation..

On April 22, 2013, the Company issued 20,000,000 shares of restricted common stock valued at $2,000 to Hajime Abe as director’s compensation.

Certain Relationships and Related Transactions Related to Toa-Shoko

On January 28, 2013, Toa-Shoko was incorporated under Japanese Companies Act with a purpose to conduct trading business. Mr. Hajime Abe was appointed as Director and President of Toa-Shoko.

On April 1, 2013, Hajime Abe entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with TOA Holdings, Inc., a Delaware corporation. Pursuant to the Agreement, Hajime Abe agreed to transfer to TOA Holdings, Inc., 1,000,000 shares of TOA Shoko’s common stock that represents all of TOA Shoko’s issued and outstanding shares in consideration of 1,000,000 JPY ($10,089 USD). Following the closing of the share purchase transaction on July 6, 2013, TOA Holdings, Inc. gained a 100% interest in the issued and outstanding shares of TOA Shoko’s common stock. Upon closing TOA Holdings, Inc. became the controlling shareholder of the Company (TOA Shoko).

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2013	2012
Audit fees	Messineo & Co CPAs, LLC.	$2,200	$0
	MaloneBailey, LLP	$4,500	$0
Audit related fees
Tax fees
All other fees

Total		$6,700	$0

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Restated and amended Certificate of Incorporation, as of September 30, 2012. (2)
3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended June 30, 2013. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on October 9, 2012, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOA Holdings Inc.

(Registrant)

By: /s/ Hajime Abe

Hajime Abe, President, Secretary and

Principal Financial Officer

Dated: January 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Hajime Abe

Hajime Abe, President, Secretary and

Principal Financial Officer

Dated: January 14, 2014