Form 10-K/A
period 2013-09-30
TOA Holdings, Inc.
filed 2014-01-27
CIK 1558085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the Fiscal Year End September 30, 2013, as originally filed on January 14, 2013 (the “Report”), is being filed due to a clerical error in the number of shares owned by directors and the number of shares sold to shareholders. The interactive data (xbrl) also reflects the changes previously mentioned appropriately.

Except to the extent expressly set forth herein, this Amendment speaks as of the original filing date of our Report and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by management. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

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

On April 23, 2013, Mr. Hajime Abe entered into stock purchase agreements with 342 Japanese shareholders (“Japanese Shareholders”). Pursuant to these agreements, Mr. Abe sold 31,400,000 shares of common stock of the Company to Japanese Shareholders. We claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

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

On April 23, 2013, Mr. Hajime Abe entered into stock purchase agreements with 342 Japanese shareholders. Pursuant to these agreements, Mr. Abe sold 31,400,000 shares of common stock of the Company to these individuals.

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

On April 23, 2013, Mr. Hajime Abe entered into stock purchase agreements with 342 Japanese shareholders (“Japanese Shareholders”). Pursuant to these agreements, Mr. Abe sold 31,400,000 shares of common stock of the Company to Japanese Shareholders.

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

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Hajime Abe	8,600,000	21.5%	1,000,000	100.0%	77.6%
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

Dated: January 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Hajime Abe

Hajime Abe, President, Secretary and

Principal Financial Officer

Dated: January 27, 2014