Form 10-Q
period 2014-03-31
TOA Holdings, Inc.
filed 2014-04-22
CIK 1558085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2014

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

As of April 22, 2014, there were approximately 40,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding.

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1
Balance Sheets		F2
Statements of Operations		F3
Statements of Cash Flows		F4
Notes to Financial Statements		F5

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	3
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 4	CONTROLS AND PROCEDURES.	4

PART II-OTHER INFORMATION
ITEM 1	LEGAL PROCEEDING	5
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4	REMOVED AND RESERVED	5
ITEM 5	OTHER INFORMATION	5
ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Balance Sheets	F2

Statements of Operations	F3

Statements of Cash Flows	F4

Notes to Financial Statements	F5

-F1-

TOA HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	March 31, 2014	September 30, 2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$18	$-
Trade receivables - Related Party	$-	$72,000

TOTAL CURRENT ASSETS	$18	$72,000

TOTAL ASSETS	$18	$72,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$-	$48,000
Accrued expenses	$32,289	$6,300
Taxes payables	$678	$-
Account payables - Related Party	$10,641	$33,763

TOTAL CURRENT LIABILITIES	$43,608	$88,063

TOTAL LIABILITIES	$43,608	$88,063

Shareholders’ Equity (Deficit)
Common stock ($.0001 par value, 500,000,000 shares authorized,
40,000,000 shares issued and outstanding
as of March 31, 2013 and September 30, 2013)	$4,000	$4,000
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
1,000,000 shares issued and outstanding
as of March 31, 2013 and September 30, 2013)	$100	$100
Additional paid-in capital	$2,648	$2,648
Subscriptions receivables	$-	$(8,092)
Deficit accumulated during the development stage	$(52,399)	$(16,786)
Accumulated other comprehensive income
Foreign currency translation	$2,061	$2,067

TOTAL SHAREHOLDERS’ EQUITY	$(43,590)	$(16,063)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18	$72,000

The accompanying notes are an integral part of these financial statements

-F2-

 TOA HOLDINGS, INC.

(A DEVELOPMENTAL STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

							Period from
							September 11, 2012
	Three months		Three months	Six months	Six months		(Date of Inception)
	Ended		Ended	Ended	Ended		through
	March 31, 2014		March 31, 2013	March 31, 2014	March 31, 2013		March 31, 2014

Revenues - Related Party	$-		$-	$-	$-		$72,000
Cost of revenues - Related Party	-		-	-	-		48,000

Gross profit	-		-	-	-		24,000

General and Administrative Expenses
Advertising expenses	$30,000		$-	$30,000	$-		$30,000
Organization and related expenses	$-		$-	-	2,500		4,648
Director's compensation	-		-	-	-		2,100
Other expenses	5,317		400	5,613	400		39,652

Total Expenses	$35,317		$(400)	$35,613	$2,900		76,400

NET INCOME (LOSS) BEFORE TAXES	$(35,317)		$(400)	$(35,613)	$(2,900)		$(52,400)

Income Tax Expenses	$-	$		$-	$-		$-

NET INCOME (LOSS)	$(35,317)		$(400)	$(35,613)	$(2,900)		$(52,400)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$(420)		$-	$(6)	$-		$2,061

TOTAL COMPREHENSIVE INCOME (LOSS)	$(35,737)		$(400)	$(35,619)	$(2,900)		$(50,339)

WEIGHTED AVERAGE SHARES OUTSTANDING	40,000,000		5,000,000	40,000,000	10,000,000		n/a

NET INCOME(LOSS) PER SHARE	$(0.00)		$(0.00)	$(0.00)	$(0.00)	$	n/a

The accompanying notes are an integral part of these financial statements.

-F3-

TOA HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

			Period from
			September 11, 2012
	Six months	Six months	(Date of Inception)
	Ended	Ended	through
	March 31, 2014	March 31, 2013	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(35,613)	$(2,900)	$(52,399)
Stock issued for services rendered	-	-	4,100
Trade receivables - Related Party	72,000	-	-
Trade payables - Related Party	(48,000)	-	-
Accrued expenses	25,989	-	32,289
Taxes payables	678	-	678
Prepaid expenses	-	2,500	-
AP–Advances from Related Party	(23,122)	400	5,197
Net cash provided by (used in) operating activities	$(8,068)	$-	$(10,135)

Net effect of exchange rate changes on cash	$(6)	$-	$2,061

CASH FLOWS FROM INVESTING ACTIVITIES
Subscriptions receivables	8,092	-	8,092
Net cash provided by (used in) financing activities	$8,092	$-	$8,092

Net Change in Cash and Cash equivalents	$18	$-	$18
Cash and cash equivalents - beginning of period	-	-	-
Cash and cash equivalents - end of period	18	-	18

NONCASH INVESTING AND FINANCING ACTIVITIES

Contribution to capital by related party for write-off of accounts payable	-	-	2,648

SUPPLEMENTAL INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-

 The accompanying notes are an integral part of these financial statements

-F4-

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements of Toa Holdings, Inc. (the “Company” ) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended September 30, 2013.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

At March 31, 2014 the company owed a related party in the amount of $10,641 to its sole officer and director. The advances have no terms and are treated as demand loans and are for expenses he paid on behalf of the Company.

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our cash balance is $18 as of March 31, 2014. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Hajime Abe, our president and director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Hajime Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $1,800,000 of funding. Being a development stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

We are a development stage company and have generated few revenue to date.

If we do not receive any proceeds in the foreseeable future or the minimum amount of $1,800,000 that we require to operate for the next 12 months Hajime Abe, has informally agreed to advance us funds, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

As of March 31, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2014, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses. Inasmuch as we only have one individuals serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to derivative accounting, accounting of the Company’s convertible debt instruments, and write-off of assets. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as of September 30, 2012. (1)
3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended March 31, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on October 9, 2012, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TOA Holdings Inc.

(Registrant)

By: /s/ Hajime Abe

Hajime Abe, President, Secretary and

Principal Financial Officer

Dated: April 22, 2014