Form 10-Q
period 2014-06-30
TOA Holdings, Inc.
filed 2014-08-04
CIK 1558085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of August 4, 2014, there were approximately 40,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TOA HOLDINGS, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets	F2

Statements of Operations	F3

Statements of Cash Flows	F4

Notes to Financial Statements	F5

-F1-

TOA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	June 30, 2014	September 30, 2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$18	$-
Trade receivables - Related Party	$-	$72,000

TOTAL CURRENT ASSETS	$18	$72,000

TOTAL ASSETS	$18	$72,000

LIABILITIES AND SHAREHOLDER EQUITY
Current Liabilities
Trade payables	$-	$48,000
Accrued expenses	$33,707	$6,300
Account payables - Related Party	$23,871	$33,763

TOTAL CURRENT LIABILITIES	$57,578	$88,063

TOTAL LIABILITIES	$57,578	$88,063

Shareholders’ Equity (Deficit)
Common stock ($.0001 par value, 500,000,000 shares authorized,
40,000,000 shares issued and outstanding
as of December 31, 2013 and September 30, 2013)	$4,000	$4,000
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
1,000,000 shares issued and outstanding
as of December 31, 2013 and September 30, 2013)	$100	$100
Additional paid-in capital	$2,648	$2,648
Subscriptions receivables	$-	$(8,092)
Accumulated deficit	$(66,113)	$(16,787)
Accumulated other comprehensive income
Foreign currency translation	$1,805	$2,067

TOTAL SHAREHOLDERS’ EQUITY	$(57,560)	$(16,063)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18	$72,000

The accompanying notes are an integral part of these financial statements

-F2-

TOA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues - Related Party	$-	$-	$-	$-
Cost of revenues - Related Party	-	-	-	-

Gross profit	-	-	-	-

General and Administrative Expenses
Advertising expenses	$-	$-	$30,000	$30,000
Organization and related expenses	$-	$-	-	2,500
Director's compensation	-	30,000	-	-
Other expenses	13,713	4,474	19,326	4,874

Total Expenses	$13,713	$34,474	$49,326	$37,374

NET INCOME (LOSS) BEFORE TAXES	$(13,713)	$(34,474)	$(49,326)	$(37,374)

Income Tax Expenses	$-	$-	$-	$-

NET INCOME (LOSS)	$(13,713)	$(34,474)	$(49,326)	$(37,374)

OTHER COMHREHENSIVE INCOME
Foreign currency translation adjustment	$(676)	$341	$(262)	$341

TOTAL COMPREHENSIVE INCOME (LOSS)	$(14,389)	$(34,134)	$(49,588)	$(37,033)

WEIGHTED AVERAGE SHARES OUTSTANDING	40,000,000	35,337,039	40,000,000	25,093,284

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

-F3-

TOA HOLDINGS, INC. CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months	Nine months
	Ended	Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(49,326)	$(34,474)
Adjustments to reconcile net income (loss ) to net cash
Stock issued for services rendered	-	30,000
Trade receivables - Related Party	72,000	-
Trade payables - Related Party	(48,000)	-
Accrued expenses	27,407	-
Account payables	-	4,134
AP–Advances from Related Party	(9,892)	-
Net cash provided by (used in) operating activities	$(7,812)	$(340)

Net effect of exchange rate changes on cash	$(262)	$-

CASH FLOWS FROM FINANCING ACTIVITIES

Subscriptions receivables	8,092	-
Net cash provided by (used in) investing activities	$8,092	$-

Net Change in Cash and Cash equivalents	$18	$-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	18	-

NONCASH INVESTING AND FINANCING ACTIVITIES

SUPPLEMENTAL INFORMATION
Interest paid	-	-
Income taxes paid	-	-

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

In the quarter ended June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a growth company and has few current revenue sources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 - RELATED-PARTY TRANSACTIONS

At June 30, 2014 the company owed a related party in the amount of $23,871 to its officer and director. The advances have no terms and are treated as demand loans and are for expenses he paid on behalf of the Company.

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our cash balance is $18 as of June 30, 2014. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Hajime Abe, our president and director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Hajime Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $1,800,000 of funding. Being a development stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

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

As of June 30, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2014, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses. Inasmuch as we only have one individuals serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to derivative accounting, accounting of the Company’s convertible debt instruments, and write-off of assets. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as of September 30, 2012. (1)
3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended June 30, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on October 9, 2012, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TOA Holdings Inc.

(Registrant)

By: /s/ Hajime Abe

Hajime Abe, President, CEO and

Principal Financial Officer

Dated: August 4, 2014