Form 10-K
period 2014-09-30
TOA Holdings, Inc.
filed 2014-12-31
CIK 1558085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

Fax number: +81-6325-5037

Email: info@toa-group.asia

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	OTC

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

 [ ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2014 was approximately $3,128 based on a par value of .0001 per share of common stock. As of September 30, 2014, there were approximately 40,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding. We are listed on the OTC Marketplace under the symbol THGS. At this time we are pending DTC Eligibility.

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

The Company is a start-up company and conducts a trading business through TOA SHOKO JAPAN CO., LTD., a Japanese Corporation (“Toa Shoko”), which is our wholly owned subsidiary. Our business is engaged in a range of global business activities including worldwide trading of various commodities, organizing and coordinating industrial projects, assisting in the procurement of raw materials and equipment, and also assisting in our client’s marketing campaigns. Our trading activities include the sale, distribution, purchase, marketing, supply of and dealing in a wide variety of products and services.

Toa Shoko is part of a joint venture with BJK Global Ltd., a Bangladeshi construction company that constructs homes and mixes concrete with the materials provided and delivered to them by Toa Shoko. Toa Shoko purchases the materials first from their supplier, Dong a Song Gong Co. Ltd a Korean Company.

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

On June 25, 2014, Hajime Abe resigned as the Secretary of the Company and Shunji Fukumoto was appointed as Secretary, a position he still holds today.

Industry Overview

This section includes market and industry data that we have developed from publicly available information; various industry publications and other published industry sources and our internal data and estimates. Although we believe the publications and reports are reliable, we have not independently verified the data. Our internal data, estimates and forecasts are based upon information obtained from trade and business organizations and other contacts in the market in which we operate and our management’s understanding of industry conditions.

As of the date of the preparation of this section, these and other independent government and trade publications cited herein are publicly available on the Internet without charge. Upon request, the Company will also provide copies of such sources cited herein.

Need for Housing in Bangladesh

In 2013 the population of Bangladesh was estimated at 160 million people. Bangladesh has been cited as having the highest population density in the world, excluding a handful of city-states and small countries with populations under 10m, such as Malta and Hong Kong. Based on the CIA World Fact Book, 2014 figures for population (166,280,712) and land area (130,168 km2), Bangladesh has the highest population density among large countries as well, 1,237.51 persons per square kilometer, and 12th overall, when small countries and city-states are included. The urban population growth (annual %) in Bangladesh was last reported at 2.92 in 2012, according to a World Bank report published in 2014. Note, urban population refers to people living in urban areas as defined by national statistical offices.

Because of the high population density, there is a need for affordable housing to house this large group of people and the rapidly increasing population. Even more so there is a need for not only affordable, but quality, well manufactured homes. As will be elaborated on shortly, this region has had issues with poorly constructed buildings that have either deteriorated or collapsed.

We feel that our company will be able to provide the necessary materials to build better quality homes in this area by providing materials to BJK Global Ltd. for the construction of homes.

Need for Safer Homes/ Buildings

In Bangladesh, the majority of homes and buildings are built of bricks, or blocks. The construction of these structures are usually poor and the methods used to construct them are not standardized, leaving contractors room to take any measure necessary to complete the job, without worry about code, stability, or the long term effects of deterioration. This means less than safe and also lower quality homes and buildings.

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

Increased use of Technology/ How we Separate Ourselves From Competition

We feel as though we have a significant competitive advantage in Bangladesh because we have and will continue to supply to BJK Global, Ltd. the materials necessary to utilize an innovative form of panel construction in the creation of homes and buildings. We feel as though this method can and will save costs with the construction of structures and will also require fewer workers to complete the job while maintaining quality and long term reliability. We also foresee that it will reduce the period of time it will take to construct a structure such as a home if it were a brick or stone building.

We have and will continue to work with BJK to implement this form of construction by providing BJK with the necessary materials to carry out this type of construction in Bangladesh. We hope that we will maintain our competitiveness and thrive before any other competition enters the market with the same business strategy.

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

Business Information of Toa Shoko

Toa Shoko was initially formed as an Osaka, Japan Corporation on January 28, 2013.

Currently, Toa Shoko is part of a joint venture with BJK Global Ltd. As of today this makes up all of Toa Shoko’s business.

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

Our Business

*Note: Our refers to both “Toa Holdings, Inc.” and “Toa Shoko Japan Co., Ltd.”

As previously mentioned we have a joint venture with BJK Global Ltd., a Bangladeshi Company that constructs and sells homes throughout Bangladesh. Currently, this joint venture makes up for all of our business and operations. Our role in the joint venture is to provide BJK with the materials they need and also technical instruction necessary to carry out the construction of the homes they plan to and have already built in the nation of Bangladesh. Similarly, the same structure is also be applied to BJK’s concrete business. Here we provide the necessary materials for them to be able to readily mix concrete so that it may be used in the construction of homes and sold to other manufacturers or contractors. Currently, BJK is in the midst of planning construction of a physical concrete plant they seek to have completed in April 2015.

We have and will continue to purchase and procure the necessary materials needed in the construction of these homes and concrete mixtures, from our own supplier, Dong A Sang Gong Co., Ltd, a Korean corporation ("Dong A Sang Gong"). Dong A Sang Gong conducts a worldwide trading business focused mostly in Asia.

*Mr. Hajime Abe, who is our, “TOA Holdings” President and CEO, owns 49% of the outstanding shares of common stock of Dong A Sang Gong and holds the Chairman position of Dong A Sang Gong concurrently.

Our supplier, Dong A Song Gong, first delivers the materials that we order from them to the nation of Bangladesh. The materials begin their journey at the Port of Busan in Korea where they are loaded into large containers or “crates” that are subsequently placed onto a barge owned by Dong a Sang Gong. The materials necessary to manufacturer one home requires two total containers, the materials themselves weighing in at a combined 24 tons and having a volume of 82 cubic meters.

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

On the left is a diagram of the path that the materials take from the day they are loaded onto the barge at the Port of Bussan until they reach their destination in Bangladesh. Once the materials reach the Port of Chittagong they are unloaded and delivered by TOA Shoko with large trucks to BJK, whether it is on the job sites or their main facilities. Prior to any delivery made by TOA Shoko to BJK, BJK has already ordered that exact quantity of goods from TOA Shoko. This allows TOA Shoko to avoid a surplus of unused goods and a need to rent space to store such unused property.Before BJK began to implement the construction and sale of homes throughout Bangladesh they first ordered enough materials from TOA Shoko to complete the construction of one life size model home that they would be able to use to market the sale of other homes throughout the area. This model sized home was completed in November of 2013.

As of today BJK is in the midst of putting together their marketing plan for the sale of future homes. TOA Shoko plays an instrumental part in this marketing plan as they too collaborate with BJK on how to best find buyers for these homes. Once again the same goes for the marketing strategy to sell concrete to other contractors in the area. Currently, concrete mixed by BJK has only been utilized in the construction of their own structures. As of the date of this document there are verbal communications amongst members at BJK and TOA Shoko regarding potentially running commercials through local ad networks such as radio or television stations to promote these sales. The construction of the homes built by BJK will and have thus far, as seen in the construction of the model home, been constructed using “panel construction.”

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

- Easy to maintain

- Attractive appearance

   (Sandwich Panel for Wall; See Left)         (Sandwich Panels for Roof; See Right)

(Below: Model One Story Home)

The business flow and profit that Toa Shoko receives from this joint venture can be best understood from the tables set forth. Below reflects the schedule of operations and also percentage of the proceeds Toa Shoko receives from the total proceeds of the sale of homes constructed by BJK. It also reflects the schedule of operations and proceeds that Toa Shoko receives per ton of concrete that is sold to other contractors or construction companies.

Schedule of Operations/ Profit Structure from Sale of Homes

September 2013	Start of construction of 1 model home by BJK. - 100m2 one-story type
November 2013	Completion of model home of one story type.
October 2014	Start of construction of 1 model home by BJK. - 180m2 two-story type
December 2014	Completion of model home of two story type.
December 2014 - February 2015	Development of marketing strategy / potentially broadcast TV commercials in Bangladesh by BJK.

BJK’s products - homes

Method of construction	Panel construction
Construction term	One month (two including shipping of materials)

Price

	One-story type	Two story type
Floor space	100m2 (119yd2)	180m2 (214yd2)
Price	100,000 USD	150,000 USD
Foundation	50,000 USD	80,000 USD

Cost structure

	One-story type		Two story type
Materials costs	70,000	70%	105,000	70%
Toa Shoko's revenue	30,000	30%	45,000	30%
Labor costs	10,000	10%	15,000	10%
Gross profit	20,000	20%	30,000	20%
Final price	100,000	100%	150,000	100%

*TOA Shoko’s revenue is 30 percent of the total revenue. This revenue is first considered revenue of BJK which is then in turn paid (30 percent of revenue) to TOA Shoko.

As of the date of this report, BJK is in the midst of preparing for the construction of a concrete plant they intend to have built and completed by April 2015.

Schedule of Operations/ Profit Structure from Sale of Concrete

February 2015	Start of construction of the concrete plant by BJK. -Planned construction site: Kushura, Dhamrai, Dhaka -Production capacity: 560,000 tons a year
April 2015	Completion of the concrete plant.
April 2015	Sales promotion for contractors and builders in Bangladesh.

Products

	Price per ton	Gross profit rate
			Toa Shoko's share
Ready-mixed concrete	60 USD	33%	20%

Competition

The industry in which Toa Shoko competes is highly competitive. Our main competitors are other Japanese trading companies. Moreover, all of our potential business partners, for supply of products and services; or for establishment of joint venture operations, could also be competitors. To ensure our competitiveness, we strive to continue to successfully acquire new customers and meet the changing needs of our customers and suppliers worldwide.

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

Employees

As of the date of this report, we have one full time employee, Mr. Abe, our President, CEO, and Director and four part time employees.

Currently, Mr. Abe has the flexibility to work on our business up to 25 to 30 hours per week, but is prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our director and or officers.

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

The Company, being a start-up Company has not generated substantial revenues since our inception in September 2012.

We are a start-up company. Our ability to continue as a going concern is dependent upon our ability to commence a commercially viable operation and to achieve profitability. Since our inception in September 2012, we have yet to generate any substantial revenues, and currently have only limited operations, as we are presently in the planning stage of our business development as an exploration stage company. These factors raise substantial doubt about our ability to continue as a going concern. We may not be able to generate any significant revenues if any at all in the future and as a result the value of our common stock may become worthless. There are no assurances that we will be successful in raising additional capital or successfully developing and commercializing our products and become profitable.

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

We currently do not have an internal audit group, and we will eventually need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. Additionally, due to the fact that we only have one Principal Officer and Director, who has minor experience as an officer or Director of a reporting company, such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.

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

Risks Relating to the Company’s Securities

We may in the future issue additional shares of our common stock, which may have a dilutive effect on our stockholders.

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock, of which 40,000,000 shares are issued and outstanding as of December 31, 2014. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Our independent auditors have indicated, in their report on our December 29, 2014 financial statements, that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation. The going concern consideration is based on the Company’s absence of revenues to date. If we are unable to continue as a going concern, investors will likely lose all of their investment in the Company.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2014 we do not own any properties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently listed on the OTC under the symbol THGS and are currently pending DTC Eligibility.

Stockholders of Our Common Shares

As of September 30, 2014, we had 40,000,000 shares of our common stock issued and outstanding.

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

Item 6. Selected Financial Data.

The tables and information below are derived from our financial statements for the year ended September 30, 2014 and September 30, 2013.

Financial condition – Consolidated base

	As of	As of
	September 30, 2014	September 30, 2013

Cash and Deposits	$16	$-
Trade receivables – Related Party	109,800	72,000
Prepaid expenses	-	-
TOTAL ASSETS	$109,816	$72,000
Trade payables- Related Party	$73,200	$48,000
Accrued expenses	36,282	6,300
Loan from director	27,353	33,763
TOTAL LIABILITIES	$136,835	$88,063
Preferred Stock	100	100
Common Stock	4,000	4,000
Additional paid-in capital	2,648	2,648
Subscription receivable	-	(8,092)
Accumulated deficit	(37,688)	(16,786)
Accumulated other comprehensive income	3,921	2,067
TOTAL SHAREHOLDER EQUITY	$(27,019)	$(16,063)
TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$109,816	$72,000

Statement of operations

	Year	Year
	Ended	Ended
	September 30, 2014	September 30, 2013

Revenues	$109,800	$72,000
Cost of revenues	73,200	48,000
Gross profit	$36,600	$24,000

Total Expenses	57,502	38,639
NET LOSS	$(20,902)	$(14,639)
NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our cash balance is $16 as of September 30, 2014. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Hajime Abe, our president and director, who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Hajime Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

We are a start-up company and have generated little revenue to date. Long term financing will be required to fully implement our business plan. The exact amount of funding will depend on funding required for full implementation of our business plan. Our expansion may include expanding our office facilities, hiring sales personnel and expanding into geographical areas such as Bangladesh and Korea. We do not currently have plans for our expansion, and have not yet decided on the scale of our expansion if we decided to do so and on the exact amount of funding needed for our long term financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

TOA HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO ESTIMATED FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (MaloneBailey, LLP)	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Income (Loss)	F4

Consolidated Statements of Stockholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Toa Holdings, Inc.

C/O Toa Shoko, 1-1-36, Nishiawaji,

Higashiyodogawa-ku, Osaka 533-0031, Japan

We have audited the accompanying consolidated balance sheet of Toa Holdings, Inc. and its subsidiary (the “Company”) as of September 30, 2014 and 2013, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Toa Holdings, Inc. and its subsidiary as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company suffered a net loss and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP www.malone-bailey.com
Houston, Texas

December 29, 2014

-F2-

TOA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2014	September 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$16	$-
Trade receivables - Related Party	109,800	72,000

TOTAL CURRENT ASSETS	109,816	72,000

TOTAL ASSETS	$109,816	$72,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade payables - Related Party	$73,200	$48,000
Accrued expenses	36,282	6,300
Loan from director	27,353	33,763

TOTAL CURRENT LIABILITIES	136,835	88,063

TOTAL LIABILITIES	$136,835	$88,063

Shareholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
1,000,000 shares issued and outstanding
as of September 30, 2014 and September 30, 2013)	$100	$100
Common stock ($.0001 par value, 500,000,000 shares authorized,
40,000,000 shares issued and outstanding
as of September 30, 2014 and September 30, 2013)	4,000	4,000
Additional paid-in capital	2,648	2,648
Subscriptions receivables	-	(8,092)
Accumulated deficit	(37,688)	(16,787)
Accumulated other comprehensive income	3,921	2,067

TOTAL SHAREHOLDERS' DEFICIT	$(27,019)	$(16,063)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$109,816	$72,000

The accompanying notes are an integral part of these financial statements

-F3-

TOA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
	September 30, 2014	September 30, 2013

Revenues - Related Party	$109,800	$72,000
Cost of revenues - Related Party	73,200	48,000

Gross profit	36,600	24,000

General and Administrative Expenses
Advertising expenses	30,000	-
Organization and related expenses	-	2,500
Director's compensation	-	2,100
Other expenses	27,502	34,039

Total Expenses	57,502	38,639

NET LOSS	$(20,902)	$(14,639)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$1,854	$2,067

TOTAL COMPREHENSIVE LOSS	$(19,048)	$(10,443)

WEIGHTED AVERAGE SHARES OUTSTANDING	40,000,000	29,288,462

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

-F4-

TOA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
For the period from September 30, 2012 through September 30, 2014

					ADDITIONAL		OTHER
	PREFERRED STOCK		COMMON STOCK		PAID IN	SUBSCRIPTION	COMPREHENSIVE	EARNINGS
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	RECEIVABLES	INCOME	(DEFICIT)	TOTALS

Balance – September 30, 2012 (audited)	-	$-	$20,000,000	$2,000	-	$-	$-	$(2,148)	$(148)
Shares issued for director's compensation, April 22, 2013	1,000,000	100							100
Shares issued for director's compensation, April 22, 2013			20,000,000	2,000					2,000
Acquisition of TOA Shoko Japan Co., Ltd., July 6, 2013						(8,092)			(8,092)
Contribution to capital by related party for write-off of accounts payable					2,648				2,648
Net loss for the period from October 1, 2012 through September 30, 2013								(14,639)	(14,639)
Foreign currency translation adjustment							2,067		2,067

Balance – September 30, 2013 (audited)	1,000,000	$100	$40,000,000	$4,000	2,648	$(8,092)	2,067	$(16,786)	$(16,063)

Net loss for the period from October 1, 2013 through September 30, 2014								(20,902)	(20,902)
Payment for subscription receivables, March 28, 2014						8,092			8,092
Foreign currency translation adjustment							1,854		1,854

Balance – September 30, 2014	1,000,000	$100	$40,000,000	$4,000	2,648	$-	3,921	$(37,688)	$(27,019)

The accompanying notes are an integral part of these financial statements

-F5-

TOA HOLDINGS, INC.
FORMERLY KNOWN AS GOLD BULLION ACQUISITION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended September 30, 2014	Year Ended September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,902)	$(14,638)
Adjustments to reconcile (loss) to net cash used in operating activities:
Stock issued for services rendered	-	2,100
Change in operating assets and liabilities:
Trade receivables – Related Party	(37,800)	(72,000)
Prepaid expenses	-	2,500
Trade payables – Related Party	25,200	48,000
Accrued expenses	29,982	6,300

Net cash provided by operating activities	$(3,520)	$(27,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	(6,410)	$25,671
Collection of subscriptions receivables	8,092	$-
Net cash provided by used in financing activities	1,682	$25,671
Net effect of exchange rate changes on cash	1,854	2,067
Net Change in Cash and Cash equivalents	$16	$-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	16	-

NON-CASH TRANSACTIONS
Subscription receivable	$-	$8,092
Contribution to capital by related party for write-off of accounts payable	-	2,648

SUPPLEMENTAL INFORMATION
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

-F6-

TOA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TOA Holdings Inc. which was previously known as Gold Bullion Acquisition, Inc. (the “Company”) conducts a trading business through TOA SHOKO JAPAN, a Japanese Corporation (“TOA Shoko”), which is our wholly owned subsidiary. Our business is engaged in a range of global business activities including worldwide trading of various commodities, organizing and coordinating industrial projects, and assisting in the procurement of raw materials and equipment, and assisting in the client’s marketing. Our trading activities as a trading company include the sale, distribution, purchase, marketing, supply of and dealing in a wide variety of products and services, as a principal or an agent, including electronics, chemicals, food products and general merchandise.

On April 1, 2013, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Hajime Abe. Pursuant to the Agreement, Hajime Abe agreed to transfer to TOA Holdings, Inc., 1,000,000 shares of the common stock of TOA Shoko which represents all of TOA Shoko’s issued and outstanding shares in consideration of 1,000,000 JPY ($10,089 USD). Following the closing of the share purchase transaction on July 6, 2013, TOA Holdings, Inc. gained a 100% interest in the issued and outstanding shares of TOA Shoko’s common stock. Upon closing the Company became the controlling shareholder of TOA Shoko. This was accounted for as a combination of entities under common control given Hajime Abe controlled both the Company and TOA Shoko at the date of merger and the two have been combined from the first day of the first period presented. At the date of merger TOA Shoko had no assets, nominal liabilities, nominal equity and no operations. The Company recorded a subscription receivable of $8,092  related to TOA Shoko’s sale of stock prior to the merger and all activities of TOA Shoko have been included from the first date of the first period presented.

The Company is currently headquartered in Osaka Japan.

The Company’s business operations are conducted through its wholly-owned subsidiary, TOA Shoko located in Osaka, Japan.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of TOA Shoko Japan Co., Ltd.  Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

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

The carrying amounts of the Company's financial assets and liabilities, such as accrued expenses approximate its fair values because of the short maturity of this instrument. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from July 22, 2013 (inception) through end of fiscal year September 30, 2014.

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

For the year ended September 30, 2014, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2014, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. For the year ended September 30, 2014, the Company filed and cleared a 2013 tax return with the tax authority in the PRC.

Enterprise income tax in Japan is generally charged at 35.64% of a company’s assessable profit. The Company’s subsidiaries incorporated in Japan are subject to Japanese enterprises income tax at the applicable tax rates on the taxable income as reported in their Japanese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

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

For the period ended September 30, 2014 and September 30, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $35,540 as at September 30, 2014 and will expire beginning in the year 2034. Annual use of the net operating loss may be limited by Internal Revenue Code Section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 35.64% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2014	September 30, 2013

Deferred tax asset attributable to
Net operating loss carryover	12,666	4,984
Valuation allowance	(12,666)	(4,984)

Net deferred tax assets	$-	$-	$

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective year:

	September 30, 2014	September 30, 2013
Current JPY: US$1 exchange rate	109.64	98.21
Average JPY: US$1 exchange rate	102.34	90.43

Net loss per common share.

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2014 and 2013.

STOCK-BASED COMPENSATION

The Company adopted FASB guidance on stock based compensation upon inception at September 11, 2012. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock options issued for services from inception through September 30, 2014.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The company has limited operations and is considered to be in the development stage. In the year ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a start-up company and has few current revenue sources. These conditions raise substantial doubt to the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - STOCKHOLDER’S EQUITY

On April 1, 2013, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Hajime Abe. Pursuant to the Agreement, Hajime Abe agreed to transfer to TOA Holdings, Inc., 1,000,000 shares of the common stock of TOA Shoko which represents all of TOA Shoko’s issued and outstanding shares in consideration of 1,000,000 JPY ($10,089 USD). Following the closing of the share purchase transaction on July 6, 2013, TOA Holdings, Inc. gained a 100% interest in the issued and outstanding shares of TOA Shoko’s common stock. The Company recorded a subscription receivable of $8,092  related to TOA Shoko’s sale of stock prior to the merger and all activities of TOA Shoko have been included from the first date of the first period presented. On March 28, 2014, the subscription receivable of $8,092 was collected.

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

As of September 30, 2014, the Company had trade receivables of $109.800 from BJK Global Ltd., a Bangladeshi Corporation (“BJK”) which Hajime Abe serves as the chairman.

As of September 30, 2014, the Company had trade payables of $73,200 from Dong A Sang Gong Co., Ltd, a Korea Corporation (“Dong”) which Hajime Abe serves as the chairman.

At September 30, 2014 the company had a related-party payable in the amount of $27,353  to its CEO and director. The loan payable is due on demand and non-interest bearing.

During the period ended September 30, 2014, the Company purchased products in the amount of $73,200 from Dong A Sang Gong Ltd.

During the period ended September 30, 2014, the Company sold products in the amount of $109,800 to BJK Global Ltd.

-F7-

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

As of September 30, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2014, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses. Inasmuch as we only have one individuals serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to derivative accounting, accounting of the Company’s convertible debt instruments, and write-off of assets. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company and Toa Shoko following the consummation of the Stock Purchase Agreement are provided below:

NAME	AGE	POSITION
Hajime Abe	62	President, CEO, CFO and Director
Shunji Fukumoto	54	Secretary

Hajime Abe

Mr. Hajime Abe began his career in 1969 as an employee of Nissan Motor Company as a car salesman. Following this, in 1974, he incorporated Abe Motor Sales Co., Ltd., a Japan Corporation. A decade later in 1989, he incorporated Koa Commerce Co., Ltd., a Japan Corporation and in 1993 incorporated another Japanese company known as World Liberty Co., Ltd. More recently, in 2007 Mr. Abe incorporated the Japanese company IKL Holdings Co., Ltd. and in 2010 was appointed as President and Director of Oidon Co., Ltd, a Wyoming Corporation that he recently resigned from July of 2012. On January 22, 2013, he was appointed as Director, President, Secretary and Treasurer of TOA Holdings, Inc., a Delaware Corporation. On January 28, 2013, he incorporated TOA Shoko Japan Co., Ltd., a Japan Corporation which became wholly owned company of TOA Holdings, Inc. and was appointed as Director and President of TOA Shoko Japan Co., Ltd.. On January 28, 2013, he was appointed as the Chairman of Dong A Sang Gong Co., Ltd., a Korean Corporation. On July 2, 2013, he was appointed as the chairman of BJK Global LTD., a Bangladesh Corporation. On June 20, 2013, he was appointed as Director, President, Secretary and Treasurer of Toshoan Holdings, Inc., a Delaware Corporation. On October 10, 2013, he incorporated Tsukiji TOA Suisan Co., Ltd., a Japan Corporation. On October 10, 2013, he became the owner of Toshoan Restaurant. Tsukiji is a Japanese company that catches tuna in the Pacific Ocean and sells them to wholesale distributors at port. Toshoan Restaurant is a restaurant located in Japan that serves customers a variety of fish products, tuna, and other items. On October 31, 2013, he incorporated TOA Fishery Co., Ltd., a Japan Corporation which became wholly owned company of Toshoan Holdings, Inc. and was appointed as Director and President of TOA Fishery Co., Ltd.. On December 3, 2013, he was appointed as Director, Secretary and Treasurer of TOA Optical Tech, Inc., a Delaware Corporation. On June 2, 2014, he incorporated TOA Hikari Giken Co., Ltd., a Japan Corporation and was appointed as Director of TOA Hikari Giken Co., Ltd. On June 6, 2014, he was appointed as Director, Secretary and Treasurer of TOA Carbon Fiber, Inc., a Delaware Corporation.

As of December 31, 2014, his occupation and employment are as follows:

Company	State/ Country	Position	Date of Appointment	Notes
TOA Holdings, Inc	Delaware	Director, President, Secretary and Treasurer	January 22, 2013	Beneficial owner
TOA Shoko Japan Co., Ltd.	Japan	Director and President	January 28, 2013	Wholly owned company of TOA Holdings, Inc.
Dong A Sang Gong Co., Ltd	Korea	Chairman	January 28, 2013
BJK Global LTD.	Bangladesh	Chairman	July 2, 2013
Toshoan Holdings, Inc.	Delaware	Director, President, Secretary and Treasurer	June 20, 2013	Beneficial owner
Tsukiji TOA Suisan Co., Ltd.	Japan	Beneficial owner	October 10, 2013
Toshoan Restaurant	Japan	Beneficial owner	October 10, 2013
TOA Fishery Co., Ltd.	Japan	Director and President	October 31, 2013	Wholly owned company of Toshoan Holdings, Inc.
TOA Optical Tech, Inc.	Delaware	Director, Secretary and Treasurer	December 3, 2013	Beneficial owner
TOA Hikari Giken Co., Ltd.	Japan	Director and President	June 2, 2014	Beneficial owner
TOA Carbon Fiber, Inc.	Delaware	Director, Secretary and Treasurer	June 6, 2014	Beneficial owner

Shunji Fukumoto

Mr. Shunji Fukumoto was born November 5, 1959 and graduated from Kagoshima Oguchi High School in 1978. That same year he joined Sumitomo Mitsui Banking Corporation. A few years later in 1984 he joined Citycorp. About a decade later in 1996 he then joined the tax accountant office and in 2006 he Incorporated Sanwa Security Service Co., Ltd. (currently).

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

Involvement in Certain Legal Proceedings

Our Directors and our executive officers have not been involved in or a party in any of the following events or actions during the past ten years:

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
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 11. Executive Compensation.

Summary Compensation Table:

Name and principal position (a)	Year ended September 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jeffrey DeNunzio Former President,CEO of the Company	2013(1)	-	-	-	-	-	-	-	$2,000

Hajime Abe, President	2013(1)	-	-	2,100 (2)	-	-	-	-	$2,100
	2014	-	-	-	-	-	-	-	-

Shunji Fukumoto	2014(3)	-	-	-	-	-	-	-	-

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

(3) On June 25, 2014, Hajime Abe resigned as the Secretary of the Company and Shunji Fukumoto was appointed as Secretary, a position he still holds today.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2014.

DIRECTOR COMPENSATION
Name	Year ended September 30	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hajime Abe (1)	2013	-	2,100 (2)	-	-	-	-	2,100
	2014	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2014, the Company has 40,000.000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

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

Certain Relationships and Related Transactions Related to Toa Shoko

On January 28, 2013, Toa Shoko was incorporated under Japanese Companies Act with a purpose to conduct trading business. Mr. Hajime Abe was appointed as Director and President of Toa Shoko.

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

		2014	2013
Audit fees	Messineo & Co CPAs, LLC.	$500	$2,200
	MaloneBailey, LLP	$12,820	$4,500
Audit related fees
Tax fees
All other fees

Total		$13,320	$6,700

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

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as of September 30, 2012. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended September 30, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on October 9, 2012, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOA Holdings Inc.

(Registrant)

By: /s/ Hajime Abe

Hajime Abe, President,

Chief Executive Officer,

& Chief Financial Officer

Dated: December 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Hajime Abe

Hajime Abe, President,

Chief Executive Officer,

& Chief Financial Officer

Dated: December 31, 2014