Form 10-Q
period 2014-12-31
TOA Holdings, Inc.
filed 2015-02-03
CIK 1558085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 3, 2015, there were approximately 40,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding.

We are listed on the OTC Marketplace under the symbol THGS.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TOA HOLDINGS, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets	F2

Statements of Operations	F3

Statements of Cash Flows	F4

Notes to Financial Statements	F5

-F1-

TOA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of December 31, 2014	As of September 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$0	$16
Trade receivables - Related Party	109,800	109,800

TOTAL CURRENT ASSETS	109,800	109,816

TOTAL ASSETS	$109,800	$109,816

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade payables - Related Party	$73,200	$73,200
Accrued expenses	32,233	36,282
Loan from director	42,260	27,353

TOTAL CURRENT LIABILITIES	147,693	136,835

TOTAL LIABILITIES	$147,693	$136,835

Shareholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
1,000,000 shares issued and outstanding
as of December 31, 2014 and September 30, 2014)	$100	$100
Common stock ($.0001 par value, 500,000,000 shares authorized,
40,000,000 shares issued and outstanding
as of December 31, 2014 and September 30, 2014)	4,000	4,000
Additional paid-in capital	2,648	2,648
Accumulated deficit	(51,796)	(37,688)
Accumulated other comprehensive income	7,155	3,921

TOTAL SHAREHOLDERS' DEFICIT	$(37,893)	$(27,019)

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$109,800	$109,816

The accompanying notes are an integral part of these financial statements

-F2-

TOA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended	Three months ended
	December 31, 2014	December 31, 2013

Revenues - Related Party	$-	$-
Cost of revenues - Related Party	-	-

Gross profit	-	-

General and Administrative Expenses	14,107	296

Total Expenses	14,107	296

NET LOSS	$(14,107)	$(296)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$3,234	$(414)

TOTAL COMPREHENSIVE LOSS	$(10,873)	$(710)

WEIGHTED AVERAGE SHARES OUTSTANDING	40,000,000	40,000,000

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

-F3-

TOA HOLDINGS, INC. CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three months ended	Three months ended
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,107)	$(296)
Adjustments to reconcile net income (loss ) to net cash used in operating activities:
Change in operating assets and liabilities:
Trade receivables - Related Party	-	72,000
Accrued expenses	(4,049)	(4,069)
AP – Advances from Related Party	-	(28,319)
Net cash provided by (used in) operating activities	$(18,156)	$39,316

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to a director	$-	$(37,646)
Net cash used in investing activities	$-	$(37,646)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$14,906	$-
Net cash provided by financing activities	$14,906	$-
Net effect of exchange rate changes on cash	$3,234	$(1,653)

Net Change in Cash and Cash Equivalents	$(16)	$17
Cash and cash equivalents - beginning of period	16	-
Cash and cash equivalents - end of period	0	17

SUPPLEMENTAL INFORMATION
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

-F4-

TOA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TOA Holdings Inc. conducts a trading business through TOA SHOKO JAPAN, a Japanese Corporation (“TOA Shoko”), which is our wholly owned subsidiary. Our business is engaged in a range of global business activities including worldwide trading of various commodities, organizing and coordinating industrial projects, and assisting in the procurement of raw materials and equipment.

The Company is currently headquartered in Osaka Japan.

The Company’s business operations are conducted through its wholly-owned subsidiary, TOA Shoko located in Osaka, Japan.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Toa Holdings, Inc. (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended September 30, 2014.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

As of December 31, 2014 the Company had a loan from director in the amount of $42,260 owed to its officer and director. The loan payable is due on demand and non-interest bearing.

As of December 31, 2014, the Company had trade receivables of $109,800 from BJK Global Ltd., a Bangladeshi Corporation (“BJK”) which Hajime Abe serves as the chairman.

As of December 31, 2014, the Company had trade payables of $73,200 from Dong A Sang Gong Co., Ltd, a Korea Corporation (“Dong”) which Hajime Abe serves as the chairman.

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our cash balance is $0 as of December 31, 2014. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Hajime Abe, our president and director, who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Hajime Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

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

As of December 31, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses. Inasmuch as we only have one individuals serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to derivative accounting, accounting of the Company’s convertible debt instruments, and write-off of assets. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as of September 30, 2012. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended December 31, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on October 9, 2012, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TOA Holdings Inc.

(Registrant)

By: /s/ Hajime Abe

Hajime Abe, President, Chief Executive Officer

and Principal Financial Officer

Dated: February 3, 2015