Form 10-Q
period 2015-03-31
TOA Holdings, Inc.
filed 2015-05-13
CIK 1558085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of May 13, 2015 , there were approximately 40,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding.

We are listed on the OTC Marketplace under the symbol THGS.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TOA HOLDINGS, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets	F2

Statements of Operations	F3

Statements of Cash Flows	F4

Notes to Financial Statements	F5

-F1-

TOA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	March 31, 2015	September 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$-	$16
Trade receivables - Related Party	-	109,800

TOTAL CURRENT ASSETS	-	109,816

TOTAL ASSETS	$-	$109,816

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade payables - Related Party	$36,600	$73,200
Accrued expenses	-	36,282
Loan from director	47,940	27,353

TOTAL CURRENT LIABILITIES	84,540	136,835

TOTAL LIABILITIES	$84,540	$136,835

Shareholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
1,000,000 shares issued and outstanding
as of March 31, 2015 and September 30, 2014)	$100	$100
Common stock ($.0001 par value, 500,000,000 shares authorized,
40,000,000 shares issued and outstanding
as of March 31, 2015 and September 30, 2014)	4,000	4,000
Additional paid-in capital	69,248	2,648
Accumulated deficit	(165,205)	(37,688)
Accumulated other comprehensive income	7,317	3,921

TOTAL SHAREHOLDERS' DEFICIT	$(84,540)	$(27,019)

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$-	$109,816

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

TOA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014

Revenues - Related Party	$-	$-	$-	$-
Cost of revenues - Related Party	-	-	-	-

Gross profit	-	-	-	-

General and Administrative Expenses	3,610	35,317	17,717	35,613
Bad debt expense	109,800	-	109,800	-
Total Expenses	113,410	35,317	127,517	35,613

NET LOSS	$(113,410)	$(35,317)	$(127,517)	$(35,613)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$162	$(420)	$3,396	$(6)

TOTAL COMPREHENSIVE LOSS	$(113,248)	$(35,737)	$(124,121)	$(35,619)

WEIGHTED AVERAGE SHARES OUTSTANDING	40,000,000	40,000,000	40,000,000	40,000,000

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

TOA HOLDINGS, INC. CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended	Six months ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(127,517)	$(35,613)
Adjustments to reconcile net income (loss ) to net cash used in operating activities: Bad Debt	109,800	0
Change in operating assets and liabilities:
Trade receivables - Related Party	0	72,000
Trade payables - Related Party	0	(48,000)
Accrued expenses	(6,282)	26,667
AP – Advances from Related Party	-	(23,122)
Net cash provided by (used in) operating activities	$(23,999)	$(8,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Subscriptions receivables	$-	$8,092
Net cash used in investing activities	$-	$8,092

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$20,587	$-
Net cash provided by financing activities	$20,587	$-

Net effect of exchange rate changes on cash	$3,396	$(1,653)

Net Change in Cash and Cash Equivalents	$(16)	$17
Cash and cash equivalents - beginning of period	16	-
Cash and cash equivalents - end of period	-	17

SUPPLEMENTAL INFORMATION
Interest paid	-	-
Income taxes paid	-	-

SUPPLEMENTAL NON-CASH INFORMATION
Extinguishment of related party debt	36,600	-
Accrued Expenses - RP forgiveness	30,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

As of March 31, 2015  the Company had a loan from director in the amount of $47,940 owed to Hajime Abe. As of the date of this report Mr. Abe is no longer an Officer or Director of the Company due to his resignation on March 25, 2015. Formerly Mr. Abe was the Chief Executive Officer and sole Director of the Company.

For the three months ended March 31, 2015, the Company wrote-off related party trade receivables in the amount of $109,800 from BJK Global Ltd to bad debt expense due to non collection.

As of March 31, 2015, the Company had trade payables of $36,600 from Dong A Sang Gong Co., Ltd, a Korea Corporation (“Dong”) which Hajime Abe serves as the chairman. Dong A Sang Gong Co. Ltd. forgave 50% of the existing debt for an entire reduction totaling $36,600, bringing trade payables down to a value of $36,600. As a result there was also a contribution in this amount to paid in capital.

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

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

On June 25, 2014, Hajime Abe resigned as the Secretary of the Company and Shunji Fukumoto was appointed as Secretary.

On March 25, 2015, Mr. Hajime Abe resigned as our Chief Executive Officer, Chief Financial Officer, President, and Director.

On March 25, 2015, Mr. Shunji Fukumoto resigned as our Secretary.

On March 25, 2015, Ms. Gyungmee Ji was appointed as our Chief Executive Officer, Chief Financial Officer, President, and Director.

On March 25, 2015, Mr. Atsushi Shigeyoshi was appointed as our Secretary.

On March 20, 2015, TOA Holdings, Inc. (“the Company”) entered into a mutual partnership agreement with Best Job Co., Ltd., a Myanmar Corporation (“Best Job”).

Business Information

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

On March 20, 2015, TOA Holdings, Inc. (“the Company”) also entered into a mutual partnership agreement with Best Job Co., Ltd., a Myanmar Corporation (“Best Job”). Pursuant to the agreement, both parties mutually agree to work together exclusively on future construction and other related projects. There is no certainty to the scope of exactly what these projects may be but at this current time, both parties intend to provide landscaping services, and services related to land development. Below are a few of the following projects that both parties intend to engage in:

Potential Projects - Development of land, construction of physical property - Home, Garden, landscaping - Opening of home and garden centers -employee training centers.

Both BJK Global Ltd., a Bangladesh Corporation (“BJK”) and Best Job have provided written permission to one another to work with the Company on separate construction projects and that TOA Holdings is free to work with each Company on separate construction projects.

Cash Balance

Our cash balance is $0 as of March 31, 2015. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Gyungmee Ji, our President and Director, who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Gyungmee Ji, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

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

Operating Expenses

Our operating expenses increased by $78,093 to $113,410 for the three months ended March 31, 2015 from $35,317 for the three months ended March 31, 2014. The increase in expenses is primarily due to the “bad debt expense” for uncollected debt.

Net Loss

We recorded a net loss of $113,410 for the three months ended March 31, 2015, as compared with a net loss of $35,317 for the three months ended March 31, 2014. The increase in net loss can also be attributed to the “bed debt expense.”

Other Information

For the three months ended March 31, 2015, the Company wrote-off related party trade receivables in the amount of $109,800 from BJK Global Ltd to bad debt expense due to non collection.

On March 30, 2015, The Company requested and Dong A Sang Gong accepted the discount of 50% of AP which amount was $73,200.

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

As of March 31, 2015, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as of September 30, 2012. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended March 31, 2015. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on October 9, 2012, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TOA Holdings Inc.

(Registrant)

By: /s/ Gyungmee Ji

Gyungmee Ji, President, Chief Executive Officer

and Principal Financial Officer

Dated: May 13, 2015