Form 10-Q
period 2015-06-30
TOA Holdings, Inc.
filed 2015-08-18
CIK 1558085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

As of August 18, 2015 , there were approximately 40,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding.

We are listed on the OTC Marketplace under the symbol THGS.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TOA HOLDINGS, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets	F2

Statements of Operations	F3

Statements of Cash Flows	F4

Notes to Financial Statements	F5

-F1-

TOA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	June 30, 2015	September 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$-	$16
Trade receivables - Related Party	-	109,800

TOTAL CURRENT ASSETS	-	109,816

TOTAL ASSETS	$-	$109,816

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade payables - Related Party	$36,600	$73,200
Accrued expenses	-	36,282
Loan from director	49,647	27,353

TOTAL CURRENT LIABILITIES	86,247	136,835

TOTAL LIABILITIES	$86,247	$136,835

Shareholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
1,000,000 shares issued and outstanding
as of June 30,2015 and September 30, 2014)	$100	$100
Common stock ($.0001 par value, 500,000,000 shares authorized,
40,000,000 shares issued and outstanding
as of June 30, 2015 and September 30, 2014)	4,000	4,000
Additional paid-in capital	69,248	2,648
Accumulated deficit	(167,707)	(37,688)
Accumulated other comprehensive income	8,112	3,921

TOTAL SHAREHOLDERS' DEFICIT	$(86,247)	$(27,019)

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$-	$109,816

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F2-

TOA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues - Related Party	$-	$-	$-	$-
Cost of revenues - Related Party	-	-	-	-

Gross profit	-	-	-	-

General and Administrative Expenses	2,502	13,713	20,219	49,326
Bad debts expenses	-	-	109,800	-

Total Expenses	2,502	13,713	130,019	49,326

NET LOSS	$(2,502)	$(13,713)	$(130,019)	$(49,326)

OTHER COMHREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$795	$(676)	$4,191	$(262)

TOTAL COMPREHENSIVE LOSS	$(1,707)	$(14,389)	$(125,828)	$(49,588)

WEIGHTED AVERAGE SHARES OUTSTANDING	40,000,000	40,000,000	40,000,000	40,000,000

NET INCOME(LOSS) PER SHARE	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements

 -F3-

TOA HOLDINGS, INC. CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended	Nine months ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(130,019)	$(49,326)
Adjustments to reconcile net income (loss ) to net cash used in operating activities:
Bad debts	109,800	-
Change in operating assets and liabilities:
Trade receivables - Related Party	-	72,000
Trade payables - Related Party	-	(48,000)
Accrued expenses	(6,282)	27,406
AP – Advances from Related Party	-	(9,892)
Net cash used in operating activities	$(26,501)	$(7,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$22,294	$-
Subscriptions receivables		8,092
Net cash provided by financing activities	$22,294	$8,092

Net effect of exchange rate changes on cash	$4,191	$(262)

Net Change in Cash and Cash Equivalents	$(16)	$18
Cash and cash equivalents - beginning of period	16	-
Cash and cash equivalents - end of period	-	18

SUPPLEMENTAL INFORMATION
Interest paid	-	-
Income taxes paid	-	-

SUPPLEMENTAL NON-CASH INFORMATION
Extinguishment of related party debt	$36,600	$-
Accrued Expenses - RP forgiveness	30,000	$-

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

As of June 30, 2015, the Company had a loan from director in the amount of $49,647 owed to Hajime Abe. As of the date of this report Hajime Abe was the previous Chief Executive Officer and sole Director of the Company.

For the nine months ended June 30, 2015, the Company wrote-off related party trade receivables in the amount of $109,800 from BJK Global Ltd (“BJK”) to bad debt expense due to non collection.

On March 30, 2015, BJK forgave $30,000 of the accrued expenses for the marketing expenses. As a result there was also a contribution in this amount to pay in capital.

As of June 30, 2015, the Company had trade payables of $36,600 from Dong A Sang Gong Co., Ltd, a Korea Corporation (“Dong”) which Gyungmee Ji  serves as the director. Dong A Sang Gong Co. Ltd. forgave 50% of the existing debt for an entire reduction totaling $36,600, bringing trade payables down to a value of $36,600. As a result there was also a contribution in this amount to pay in capital.

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our cash balance is $0 as of June 30, 2015. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Gyungmee Ji, our president and director, who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Gyungmee Ji,e, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

We are a start-up company and have generated little revenue to date. Long term financing will be required to fully implement our business plan. The exact amount of funding will depend on funding required for full implementation of our business plan. Our expansion may include expanding our office facilities, hiring sales personnel and expanding into geographical areas such as Bangladesh, Korea and Myanmar. We do not currently have plans for our expansion, and have not yet decided on the scale of our expansion if we decided to do so and on the exact amount of funding needed for our long term financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

On March 30, 2015, BJK Global Ltd requested and the Company accepted the discount of 50% of the trade receivables whose amount was $73,200 and forgave the credit for the advertising expenses whose amount was $30,000.

On March 30, 2015, The Company requested and Dong A Sang Gong accepted the discount of 50% of AP whose amount was $73,200.

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

As of June 30, 2015, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as of September 30, 2012. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended June 30, 2015. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on October 9, 2012, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TOA Holdings Inc.

(Registrant)

By: /s/ Gyungmee Ji

Gyungmee Ji, President, Chief Executive Officer

and Principal Financial Officer

Dated: August 18, 2015